Form 10-Q
period 2009-02-28
EFL OVERSEAS, INC.
filed 2009-04-08
CIK 1448806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number: 333-155277

EFL OVERSEAS, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-3062721

(State of or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)

112 North Curry Street, Carson City	89703
(Address of principal executive offices)	(Zip Code)

775-284-3708

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                              Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer [	]
Non-accelerated filer [	] (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).                                                          Yes |X] No |_|

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 28, 2009, the registrant had 5,165,000 shares of common stock, $0.001 par value, issued and outstanding.

EFL OVERSEAS, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

EFL OVERSEAS, INC.

(A Development Stage Company)

BALANCE SHEETS

	February 28, 2009 (Unaudited)	August 31, 2008 (Audited)

ASSETS

CURRENT ASSETS
Cash	$ 5,525	$ 3,855
Total current assets	5,525	3,855

TOTAL ASSETS	$ 5,525	$ 3,855

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 8,700	$ 4,000
Total current liabilities	8,700	4,000

TOTAL LIABILITIES	8,700	4,000

STOCKHOLDERS’ DEFICIT
Common stock (Note 4)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
5,165,000 shares of common stock	5,165	5,000
Additional paid-in capital	4,785	-
Deficit accumulated during the exploration stage	(13,125)	(5,145)
Total stockholders’ deficit	(3,175)	(145)
Total Liabilities and Stockholders' deficit	$ 5,525	$ 3,855

EFL OVERSEAS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months to February 28, 2009	Six months to February 28, 2009	Cumulative results of operations from Inception (July 22, 2008) to February 28, 2009

EXPENSES

Office and general	$ (10)	$ (30)	$ (1,030)
Professional fees	(4,700)	(7,950)	(12,095)

NET LOSS	$ (4,710)	$ (7,980)	$ (13,125)

BASIC NET LOSS PER COMMON SHARE	$ 0.00	$ 0.00	$ 0.00

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING	5,006,851	5,006,851	5,006,851

The accompanying notes are an integral part of these financial statements

EFL OVERSEAS, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FROM INCEPTION (July 22, 2008) TO FEBRUARY 28, 2009

(Unaudited)

	Common Stock
	Number of shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total
Balance, July 22, 2008	-	$ -	$ -	$ -	$ -

Common stock issued for cash at $0.001 per share
July 31, 2008	5,000,000	$ 5,000	$ -	$ -	$ 5,000

Net Loss	-	-		(5,145)	(5,145)
Balance, August 31, 2008	5,000,000	$ 5,000	$ -	$ (5,145)	$ (145)

Common stock issued for cash at $0.03 per share	165,000	$ 165	$ 4,785	$ -	4,950
Net Loss	-	-		(7,980)	(7,980)
Balance, February 28, 2009	5,165,000	$ 5,165	$ 4,785	$ (13,125)	$ (3,175)

The accompanying notes are an integral part of these financial statements

EFL OVERSEAS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months to February 28, 2009	From Inception (July 22, 2008) to February 28, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (7,980)	$ (13,125)
Increase in accrued expenses	4,700	8,700

NET CASH USED IN OPERATING ACTIVITIES	(3,280)	(4,425)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	4,950	9,950

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,950	9,950

NET INCREASE (DECREASE) IN CASH	1,670	5,525

CASH, BEGINNING OF PERIOD	3,855	-

CASH, END OF PERIOD	$ 5,525	$ 5,525

Supplemental cash flow information and noncash financing activities:

Cash paid for:

Interest	$ -	$ -

Income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements

EFL OVERSEAS, INC.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

February 28, 2009

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

EFL Overseas, Inc. (“Company”) is in the initial development stage and has incurred losses since inception totaling ($13,125). The Company was incorporated on July 22, 2008 in the State of Nevada and established a fiscal year end at August 31. The Company is a development stage company as defined in SFAS No. 7 organized to recruit both qualified professional and unqualified amateur instructors to teach English in Japan. All activities of the Company to date relate to its organization, initial funding and share issuances.

The financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of February 28, 2009 and the statement of operations, stockholders' deficit and cash flows presented herein have been included in the financial statements.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six month period ended February 28, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2009. For further information refer to the financial statements and footnotes thereto included in the Company’s Registration Statement on Form S-1 for the year ended August 31, 2008.

Going concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company has a deficit accumulated since inception (July 22, 2008) through February 28, 2009 of ($13,125). The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is funding its initial operations by way of issuing Founder’s shares. As of February 28, 2009, the Company had issued 5,000,000 Founder’s shares at $0.001 per share for net funds to the Company of $5,000 and 165,000 shares at $0.03 per share for net funds to the Company of $4,950.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders' deficit and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

EFL OVERSEAS, INC.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

February 28, 2009

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Income Taxes

The Company follows the liability method of accounting for income taxes in accordance with Statements of Financial Accounting Standards (“SFAS”) No.109, “Accounting for Income Taxes” and clarified by FIN 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Net Loss per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Stock-based Compensation

The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Share Based Expenses

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share Based Payment.” This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The Company adopted SFAS No. 123R upon creation of the company and expenses share based costs in the period incurred.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 141(R), “Business Combinations.” This Statement replaces SFAS 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed, including

EFL OVERSEAS, INC.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

February 28, 2009

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

those arising from contractual contingencies, any contingent consideration, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the non-controlling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, “Goodwill and Other Intangible Assets,” to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements.” SFAS 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the non-controlling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities”, an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2008. We do not expect that the adoption of SFAS 161 will have a material impact on our financial condition or results of operation.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has

EFL OVERSEAS, INC.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

February 28, 2009

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the requirements of SFAS No. 107 and SFAS No. 157, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

NOTE 4 – CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On July 31, 2008, a director of the Company purchased 5,000,000 shares of the common stock in the Company at $0.001 per share for $5,000.

On Feb 26, 2009, 165,000 shares of the common stock in the Company were issued at $0.03 for $4,950

As of February 28, 2009, the Company has not granted any stock options and has not recorded any stock-based compensation.

Item 2. Management`s Discussion and Analysis of Financial Condition and Results of Operations

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview

EFL OVERSEAS, INC. ("EFL", "the Company", “our” or "we") was incorporated in the State of Nevada as a for-profit company on July 22, 2008. We are a development stage company organized to recruit both qualified professional and unqualified amateur instructors to teach English in Japan and Brazil.

EFL will compete with traditional EFL recruiting companies by offering assistance in obtaining the proper visa, arranging the travel and providing accommodation. The Company will negotiate contracts with employers and offer some online services to the clients, such as: registration, English Knowledge Level Tests and access to Teaching Instruction and Grammar Guides, including specific information about teaching in Japan and Brazil.

Plan of Operation

The Company has not yet generated any revenue from its operations. As of the fiscal quarter ended on February 28, 2009 we had $5,525 of cash on hand. We incurred operating expenses in the amount of $13,125 since inception (July 22, 2008) to February 28, 2009. These operating expenses were comprised of professional fees and office and general expenses.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We have registered 2,000,000 of or our common stock for sale to the public. Our registration statement became effective on December 11, 2008 and we are in the process of seeking equity financing to fund our operations over the next 12 months. As of February 28, 2009 we have raised $9,950 from the sales of our common stock.

Management believes that if subsequent private placements are successful, we will generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If EFL Overseas, Inc. is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be very difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering described herein and failure thereof would result in EFL Overseas, Inc. having to seek capital from other resources such as debt financing, which may not even be available to the company. However, if such financing were available, because EFL Overseas, Inc. is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If EFL Overseas, Inc. cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in EFL Overseas, Inc. common stock would lose all of their investment.

Over the 12 month period after the end of the sales of the Company`s shares through the Form S-1, we expect to have raised enough capital to start its services. The first stage of our operations over this period is to develop the Grammar and Teaching Guides as well the English Test software for the website. We expect to complete this step within 90 days after the end of the sales of Company`s shares.

In the second planned stage, we intend to develop our employee placement contracts. There will be different types of contracts, depending on the range of time the candidate is expected to work in Japan or Brazil. We will hire a specialized attorney to develop these contracts. We expect to complete this step 120 days after the end of the sales of the Company`s shares.

In the third stage, we intend to create the Company’s Internet website, which will show all the information about our business. We expect to have the website ready within 150 days after the end of the sales of Company`s shares.

The fourth stage consists of our sales and marketing campaign, such as: contacting and negotiating exclusive partnerships with employers in Japan and Brazil; joining Teachers Associations in Canada, USA and Japan and Brazil; distributing flyers to students and teachers; attending EFL trade shows. Marketing will be a constant campaign of this Company and we expect to reach an optimum point within 360 days after the termination of the sales of Company`s shares, when we will start to run our business.

We do not currently have any employees and management does not plan to hire employees at this time. We do not expect the purchase or sale of any significant equipment and have no current material commitments.

Off Balance Sheet Arrangement

The Company is dependent upon the sale of its common shares to obtain the funding necessary to carry out its business plan. Our President, Gabriel Jones has undertaken to provide the Company with operating capital to sustain its business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing these agreements. Investors should be aware that Mr. Jones expression is neither a contract nor agreement between him and the Company.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of February 28, 2009 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as February 28, 2009 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not affect the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can affect the Company's results and its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to  segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

3.1	Articles of Incorporation [1]

3.2	By-Laws [1]

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

[1]	Incorporated by reference from the Company’s filing with the Commission on November 12, 2008.
*	Included in Exhibit 31.1
**	Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EFL OVERSEAS, INC.

BY:	/s/ Gabriel Jones

----------------------

Gabriel Jones

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer

Dated: March 19, 2009