Form 10-Q
period 2009-05-31
EFL OVERSEAS, INC.
filed 2009-07-15
CIK 1448806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).                                                          Yes |X] No |_|

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 31, 2009, the registrant had 5,165,000 shares of common stock, $0.001 par value, issued and outstanding.

EFL OVERSEAS, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

EFL OVERSEAS, INC.

(A Development Stage Company)

BALANCE SHEETS

	May 31, 2009 (Unaudited)	August 31, 2008 (Audited)

ASSETS

CURRENT ASSETS
Cash	$ 285	$ 3,855
Total current assets	285	3,855

TOTAL ASSETS	$ 285	$ 3,855

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 7,141	$ 4,000
Total current liabilities	7,141	4,000

TOTAL LIABILITIES	7,141	4,000

STOCKHOLDERS’ DEFICIT
Common stock (Note 4)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
5,165,000 shares of common stock	5,165	5,000
Additional paid-in capital	4,785	-
Deficit accumulated during the exploration stage	(16,806)	(5,145)
Total stockholders’ deficit	(6,856)	145
Total Liabilities and Stockholders' deficit	$ 285	$ 3,855

EFL OVERSEAS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended May 31, 2009	Nine months ended May 31, 2009	Cumulative results of operations from Inception (July 22, 2008) to May 31, 2009

EXPENSES
Office and general	$ (1,181)	$ (1,211)	$ (2,211)
Professional fees	(2,500)	(10,450)	(14,595)

NET LOSS	$ (3,681)	$ (11,661)	$ (16,806)

BASIC NET LOSS PER COMMON SHARE	$ 0.00	$ 0.00	$ 0.00

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING	5,006,810	5,006,810	5,006,810

The accompanying notes are an integral part of these financial statements

EFL OVERSEAS, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FROM INCEPTION (JULY 22, 2008) TO MAY 31, 2009

(Unaudited)

	Common Stock Number of Shares Amount		Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total
Balance, July 22, 2008	-	$ -	$ -	$ -	$ -

Common stock issued for cash at $0.001 per share
July 31, 2008	5,000,000	5,000	-	-	5,000

Net loss	-	-		(5,145)	(5,145)
Balance, August 31, 2008 (audited)	5,000,000	5,000	-	(5,145)	(145)

Common stock issued for cash at $0.03 per share	165,000	165	4,785	-	4,950
Net loss	-	-		(11,661)	(11,661)
Balance, May 31, 2009 (unaudited)	5,165,000	$ 5,165	$ 4,785	$ (16,806)	$ (6,856)

The accompanying notes are an integral part of these financial statements

EFL OVERSEAS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months to May 31, 2009	From Inception (July 22, 2008) to May 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (11,661)	$ (16,806)
Increase in accrued expenses	3,141	7,141
NET CASH USED IN OPERATING ACTIVITIES	(8,520)	(9,665)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	4,950	9,950

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,950	9,950

NET INCREASE (DECREASE) IN CASH	(3,570)	285

CASH, BEGINNING OF PERIOD	3,855	-

CASH, END OF PERIOD	$ 285	$ 285

Supplemental cash flow information and noncash financing activities:

Cash paid for:

Interest	$ -	$ -

Income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements

EFL OVERSEAS, INC.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2009

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

EFL Overseas, Inc. (“Company”) is in the initial development stage and has incurred losses since inception totaling ($16,806). The Company was incorporated on July 22, 2008 in the State of Nevada and established a fiscal year end at August 31. The Company is a development stage company as defined in SFAS No. 7 organized to recruit both qualified professional and unqualified amateur instructors to teach English in Japan and Brazil. All activities of the Company to date relate to its organization, initial funding and share issuances.

The financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of May 31, 2009 and the statement of operations, stockholders' deficit and cash flows presented herein have been included in the financial statements.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine month period ended May 31, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2009. For further information refer to the financial statements and footnotes thereto included in the Company’s Registration Statement on Form S-1 for the year ended August 31, 2008.

Going concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company has a deficit accumulated since inception (July 22, 2008) through May 31, 2009 of ($16,806). The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amount and classification of liabilities that might cause results from this uncertainty. The Company is funding its initial operations by way of issuing Founder’s shares. As of May 31, 2009, the Company had issued 5,000,000 Founder’s shares at $0.001 per share for net funds to the Company of $5,000 and 165,000 shares at $0.03 per share for net funds to the Company of $4,950.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheets, statements of operations, stockholders' deficit and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

EFL OVERSEAS, INC.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2009

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 141(R), “Business Combinations.” This Statement replaces SFAS 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed, including

EFL OVERSEAS, INC.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, “Goodwill and Other Intangible Assets,” to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities”, an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2008. We do not expect that the adoption of SFAS 161 will have a material impact on our financial condition or results of operation.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance

EFL OVERSEAS, INC.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 provides authoritative accounting literature related to evaluating subsequent events that was previously addressed only in the auditing literature, and is largely similar to the current guidance in the auditing literature with some exceptions that are not intended to result in significant changes in practice. SFAS 165 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. We plan to adopt SFAS 165 in the fourth quarter of Fiscal 2009 and do not expect it to have a material impact on our consolidated financial statements.

In accordance with the requirements of SFAS No. 107 and SFAS No. 157, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

NOTE 3 – CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On July 31, 2008, a director of the Company purchased 5,000,000 shares of the common stock in the Company at $0.001 per share for $5,000.

On February 26, 2009, 165,000 shares of the common stock in the Company were sold for cash at $0.03 for $4,950.

As of May 31, 2009, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

Plan of Operation

The Company has not yet generated any revenue from its operations. As of the fiscal quarter ended May 31, 2009 we had $285 of cash on hand. We incurred operating expenses in the amount of $3,681 in the quarter ended May 31, 2009. These operating expenses were comprised of professional fees and office and general expenses.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We have registered 2,000,000 of or our common stock for sale to the public. Our registration statement became effective on December 11, 2008 and we have raised a total of $9,950 from the sales of our common stock.

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

Over the 12 month period after we raise enough funds, we expect to accomplish the following steps in order to start our business activities. The first stage of our operations over this period is to develop the

Grammar and Teaching Guides as well the English Test software for the website. We expect to complete this step within 90 days after we have raised enough funds.

In the second planned stage, we intend to develop our employee placement contracts. There will be different types of contracts, depending on the range of time the candidate is expected to work in Japan or Brazil. We will hire a specialized attorney to develop these contracts. We expect to complete this step 120 days after we have raised enough funds.

In the third stage, we intend to create the Company’s Internet website, which will show all the information about our business. We expect to have the website ready within 150 days after we have raised enough funds.

The fourth stage consists of our sales and marketing campaign, such as: contacting and negotiating exclusive partnerships with employers in Japan and Brazil; joining Teachers Associations in Canada, USA and Japan and Brazil; distributing flyers to students and teachers; attending EFL trade shows. Marketing will be a constant campaign of this Company and we expect to reach an optimum point within 360 days after we have raised enough funds, when we will start to run our business.

We do not currently have any employees and management does not plan to hire employees at this time. We do not expect the purchase or sale of any significant equipment and have no current material commitments.

Off Balance Sheet Arrangement

The Company is dependent upon the sale of its common shares to obtain the funding necessary to carry out its business plan. Our President, Gabriel Jones has undertaken to provide the Company with operating capital to sustain its business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing these agreements. Investors should be aware that Mr. Jones’ expression is neither a contract nor agreement between him and the Company.

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

As of May 31, 2009, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in

SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as May 31, 2009 and communicated the matters to our management.

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

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

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

Gabriel Jones

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer

Dated: July 13, 2009