Form 10-Q
period 2009-11-30
EFL OVERSEAS, INC.
filed 2010-01-05
CIK 1448806

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	November 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-155277

EFL OVERSEAS, INC.
(Exact name of registrant as specified in its charter)

Nevada			26-3062721
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

112 North Curry Street, Carson City, NV 89703-4934
(Address of principal executive offices) (Zip Code)

(775) 284-3708
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

Yes ☒| No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☐			Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)			Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of December 15, 2009, the registrant had 5,165,000 shares of common stock, $0.001 par value, issued and outstanding.

EFL OVERSEAS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

NOVEMBER 30, 2009

Unaudited

EFL OVERSEAS, INC.

(A Development Stage Company)

BALANCE SHEETS

	November 30, 2009 (Unaudited)	August 31, 2009 (Audited)

ASSETS

CURRENT ASSETS
Cash	$ 160	$ 230
Total current assets	160	230

TOTAL ASSETS	$ 160	$ 230

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 9,950	$ 7,819
Due to related party	6,337	2,383
TOTAL CURRENT LIABILITIES	16,287	10,202

STOCKHOLDERS’ DEFICIT
Capital stock (Note 4)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
5,165,000 shares of common stock	5,165	5,165
Additional paid-capital	4,785	4,785
Deficit accumulated during the exploration stage	(26,077)	(19,922)
Total stockholders’ deficit	(16,127)	(9,972)
Total Liabilities and Stockholders’ Deficit	$ 160	$ 230

The accompanying notes are an integral part of these financial statements

EFL OVERSEAS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended November 30, 2009	Three Months ended November 30, 2008	From inception (July 22, 2008) to November 30, 2009

EXPENSES

Office and general	$ (655)	$ (20)	$ (3,682)
Professional fees	(5,500)	(4,750)	(22,395)

Net Loss	$ (6,155)	$ (4,770)	$ (26,077)
BASIC NET LOSS PER COMMON SHARE	$ 0.00	$ 0.00

WEIGHTED AVERAGE NUMBER OF
BASIC COMMON SHARES
OUTSTANDING	5,165,000	5,000,000

The accompanying notes are an integral part of these financial statements

EFL OVERSEAS, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FROM INCEPTION (July 22, 2008) TO NOVEMBER 30, 2009

(Unaudited)

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total
	Number of shares	Amount
Balance, July 22, 2008	-	$ -	$ -	$ -	$ -

Common stock issued for cash at $0.001 per share
July 31, 2008	5,000,000	5,000	-	-	5,000

Net Loss	-	-	-	(5,145)	(5,145)
Balance, August 31, 2008	5,000,000	5,000	-	(5,145)	(145)

Common stock issued for cash at $0.03 per share	165,000	165	4,785	-	4,950
Net loss	-	-		(14,777)	(14,777)
Balance, August 31, 2009	5,165,000	5,165	4,785	(19,922)	(9,972)

Net loss	-	-		(6,155)	(6,155)
Balance, November 30, 2009 (unaudited)	5,165,000	$ 5,165	$ 4,785	$ (26,077)	$ (16,127)

The accompanying notes are an integral part of these financial statements

EFL OVERSEAS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months ended November 30, 2009	Three Months ended November 30, 2008	From inception (July 22, 2008) to November 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (6,155)	$ (4,770)	$ (26,077)
Adjustment to reconcile net loss to net cash used in operating activities
Increase in accrued expenses	2,131	1,500	9,950

NET CASH USED IN OPERATING ACTIVITIES	(4,024)	(3,270)	(16,127)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in loan to related party	3,954	-	6,337
Proceeds from sale of common stock	-	-	9,950

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,954	-	16,287

NET INCREASE (DECREASE) IN CASH	(70)	(3,270)	160

CASH, BEGINNING OF PERIOD	230	3,855	-

CASH, END OF PERIOD	$ 160	585	$ 160

Supplemental cash flow information and noncash financing activities: Cash paid for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

EFL OVERSEAS, INC.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

November 30, 2009

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

EFL Overseas, Inc. (“Company”) is in the initial development stage and has incurred losses since inception totalling ($26,077). The Company was incorporated on July 22, 2008 in the State of Nevada and established a fiscal year end at August 31. The Company is a development stage company as defined under FASB ASC 915-10, “Development Stage Entities” organized to recruit both qualified professional and unqualified amateur instructors to teach English in Japan. All activities of the Company to date relate to its organization, initial funding and share issuances.

The financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of November 30, 2009 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month period ended November 30, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2010. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended August 31, 2009.

The Company has evaluated subsequent events through December 17, 2009, the date which the financial statements were available to be issued. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders' equity and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

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

EFL OVERSEAS, INC.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

November 30, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company follows the liability method of accounting for income taxes in accordance with FASB ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

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

Share Based Expenses

In December 2004, the Financial Accounting Standards Board FASB ASC 505-10, “Equity-Based Payments.” This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The Company adopted FASB ASC 505-10 upon creation of the company and expenses share based costs in the period incurred.

Going concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company has a deficit accumulated since inception (July 22, 2008) through November 30, 2009 of ($26,077). The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.

EFL OVERSEAS, INC.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

November 30, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is funding its initial operations by way of issuing Founder’s shares. As of November 30, 2009, the Company had issued 5,000,000 Founder’s shares at $0.001 per share for net funds to the Company of $5,000.

Fair Value Instruments

In accordance with the requirements of FASB ASC 820-10, “Fair Value Measurements and Disclosures”, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

NOTE 3– STOCKHOLDERS’ DEFICIT

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

As of November 30, 2009, the Company has not granted any stock options and has not recorded any stock-based compensation.

On July 31, 2008, a director of the Company purchased 5,000,000 shares of the common stock in the Company at $0.001 per share for $5,000.

On February 26, 2009, 165,000 shares of the common stock in the Company were sold for cash at $0.03 for $4,950.

NOTE 4- RELATED PARTY

As of November 30, 2009 and August 30, 2009, the Company received advances from a Director in the amount of $6,337 and $2,383, respectively to pay for operating expenses. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

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

Overview

EFL OVERSEAS, INC. ("EFL", "the Company", “our” or "we") was incorporated in the State of Nevada as a for-profit company on July 22, 2008. The Company is a development stage company organized to recruit both qualified professional and unqualified amateur instructors to teach English in Japan and Brazil.

Plan of Operation

The Company has not yet generated any revenue from its operations. As of the fiscal quarter ended November 30, 2009 we had $160 of cash on hand. We incurred operating expenses in the amount of $6,155 in the quarter ended November 30, 2009. These operating expenses were comprised of professional fees and office and general expenses.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We have registered 2,000,000 of our common stock for sale to the public. Our registration statement became effective on December 11, 2008 and we are in the process of seeking equity financing to fund our operations over the next 12 months.

Management believes that if subsequent private placements are successful, we will generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If EFL is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be very difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering described herein and failure thereof would result in EFL having to seek capital from other resources such as debt financing, which may not even be available to the company. However, if such financing were available, because EFL is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If EFL cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in EFL common stock would lose all of their investment.

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

Off Balance Sheet Arrangement

The company is dependent upon the sale of its common shares to obtain the funding necessary to carry out its business plan. Our President, Gabriel Jones has undertaken to provide the Company with operating capital to sustain its business over the next twelve month period, as the expenses are incurred, in the form of a non-secured advance. However, there is no contract in place or written agreement securing these agreements. Investors should be aware that Mr. Jones’ expression is neither a contract nor agreement between him and the company.

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

As of November 30, 2009, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of November 30, 2009 and communicated the matters to our management.

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

Principal Financial Officer and sole Director

Dated: January 5, 2010