Form 10-Q
period 2010-02-28
EFL OVERSEAS, INC.
filed 2010-03-30
CIK 1448806

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	February 28, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-155277

EFL OVERSEAS, INC.
(Exact name of registrant as specified in its charter)

Nevada			26-3062721
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 15, 2010, the registrant had 5,165,000 shares of common stock, $0.001 par value, issued and outstanding.

EFL Overseas, Inc.

(A Development Stage Company)

FINANCIAL STATEMENTS

Unaudited

EFL OVERSEAS, INC.

(A Development Stage Company)

BALANCE SHEETS

	February 28, 2010	August 31, 2009
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$902	$230
Total current assets	902	230

TOTAL ASSETS	$902	$230

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$11,285	$7,819
Due to related party	9,337	2,383
Total current liabilities	20,622	10,202

TOTAL LIABILITIES	20,622	10,202

STOCKHOLDERS’ DEFICIT
Capital stock (Note 3)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
5,165,000 shares of common stock	5,165	5.165
Additional paid-in capital	4,785	4.785
Deficit accumulated during the development stage	(29,670)	(19,922)
Total stockholders’ deficit	(19,720)	(9,972)
Total Liabilities and Stockholders’ Deficit	$902	$230

The accompanying notes are an integral part of these financial statements

EFL OVERSEAS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

					From inception
					(July 22, 2008)
	Three Months ended February 28,		Six Months ended February 28,		to February 28,
	2010	2009	2010	2009	2010

EXPENSES

Office & General	$(594)	$(10)	$(1,248)	$(30)	$(4,275)
Professional fees	(3,000)	(4,700)	(8,500)	(7,950)	(25,395)

NET LOSS	$(3,594)	$(4,710)	$(9,748)	$(7,980)	$(29,670)

BASIC NET LOSS PER COMMON SHARE	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF BASIC
COMMON SHARES OUTSTANDING	5,165,000	5,006,851	5,165,000	5,006,851

The accompanying notes are an integral part of these financial statements

EFL OVERSEAS, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FROM INCEPTION (JULY 22, 2008) TO FEBRUARY 28, 2010

(Unaudited)

	Common Stock			Deficit
				Accumulated	Total
			Additional	During the
	Number of		Paid-in	Development
	shares	Amount	Capital	Stage

Balance July 31, 2008	-	$-	$-	$-	$-

Common stock issued for cash at
$0.001 per share
July 31, 2008	5,000,000	5,000			5,000

Net loss				(5,145)	(5,145)

Balance August 31, 2008	5,000,000	5,000	-	(5,145)	(145)

Common stock issued for cash at
$0.03 per share	165,000	165	4,785	-	4,950

Net loss				(14,777)	(14,777)

Balance, August 31, 2009	5,165,000	5,165	4,785	(19,922)	(9,972)

Net loss	-	-		(9,748)	(9,748)

Balance, February 28, 2010 ( unaudited)	5,165,000	$5,165	$4,785	$(29,670)	$(19,720)

The accompanying notes are an integral part of these financial statements

EFL OVERSEAS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			From inception
			(July 22, 2008) to
	Six Months ended February 28,		February 28,
	2010	2009	2010

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(9,748)	$(7,980)	$(29,670)
Adjustment to reconcile net loss to net cash used in
operating activities
Increase in accrued expenses	3,466	4,700	11,285

NET CASH USED IN OPERATING ACTIVITIES	(6,282)	(3,280)	(18,385)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in due to related party	6,954	4,950	9,337
Proceeds from sale of common stock	-	-	9,950

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,954	4,950	19,287

NET INCREASE (DECREASE) IN CASH	672	1,670	902

CASH, BEGINNING OF PERIOD	230	3,855	-

CASH, END OF PERIOD	$902	$5,525	$902

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	-
Income taxes	$-	$-	-

The accompanying notes are an integral part of these financial statements

EFL OVERSEAS, INC.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

EFL Overseas, Inc. (“Company”) is in the initial development stage and has incurred losses since inception totalling ($29,670). The Company was incorporated on July 22, 2008 in the State of Nevada and established a fiscal year end at August 31. The Company is a development stage company as defined under FASB ASC 915-10, “Development Stage Entities” organized to recruit both qualified professional and unqualified amateur instructors to teach English in Japan. All activities of the Company to date relate to its organization, initial funding and share issuances.

The financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of February 28, 2010 and the results of operations, stockholders' deficit and cash flows presented herein have been included in the financial statements.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six month period ended February 28, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2010. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended August 31, 2009.

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

Income Taxes

The Company follows the liability method of accounting for income taxes in accordance with FASB ASC 740-10, “Income Taxes”. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

EFL OVERSEAS, INC.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Share Based Expenses

The Financial Accounting Standards Board FASB ASC 505-10, “Equity-Based Payments,” requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The Company adopted FASB ASC 505-10 upon creation of the company and expenses share based costs in the period incurred.

Going concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company has a deficit accumulated since inception (July 22, 2008) through February 28, 2010 of ($29,670). The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is funding its initial operations by way of issuing Founder’s shares. As of February 28, 2010, the Company had issued 5,000,000 Founder’s shares at $0.001 per share for net funds to the Company of $5,000.

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

EFL OVERSEAS, INC.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-01, “Equity (Topic 505-10): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force)”. This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed if not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

InJanuary 2010, the FASB issued Accounting Standards Update (ASU) 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary”. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-6, “Improving Disclosures about Fair Value Measurements.” This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-6 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

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

As of February 28, 2010, the Company has not granted any stock options and has not recorded any stock-based compensation.

EFL OVERSEAS, INC.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

NOTE 4- RELATED PARTY

As of February 28, 2010 and August 30, 2009, the Company received advances from a Director in the amount of $9,337 and $2,383, respectively to pay for operating expenses. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

NOTE 5- SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 12, 2010, the date which the financial statements were available to be issued.

On March 10, 2010, the Company filed a form 8-K with the SEC stating that on March 8, 2010 we expanded the number of members of our Board of Directors from two to three and appointed Herbert T. Schmidt, CPA as a member of our Board of Directors.

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

Plan of Operation

The Company has not yet generated any revenue from its operations. As of February 28, 2010, we had $902 of cash on hand. We incurred operating expenses in the amount of $3,594 in the quarter ended February 28, 2010. These operating expenses were comprised of professional fees and office and general expenses.

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

As of February 28, 2010, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of February 28, 2010 and communicated the matters to our management.

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

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote Security Holders

None

Item 5. Other Information

On March 10, 2010, the Company filed a form 8-K with the SEC stating that on March 8, 2010 we expanded the number of members of our Board of Directors from two to three and appointed Herbert T. Schmidt, CPA as a member of our Board of Directors.

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

Dated: March 30, 2010