Form 10-Q
period 2010-05-31
EFL OVERSEAS, INC.
filed 2010-07-15
CIK 1448806

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:      May 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number:  333-155277

EFL OVERSEAS, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-3062721
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

250-777 N. Rainbow Blvd., Las Vegas, NV  89107
(Address of principal executive offices)   (Zip Code)

702-938-3656
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒| No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐                       No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer □	Accelerated filer □
Non-accelerated filer □	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).         Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 30, 2010, the registrant had 6,600,000 outstanding shares of common stock.

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties. Any statement which does not contain an historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors outlined in our latest Form 10-K filed with U.S. Securities Exchange Commission (“SEC”) on October 29, 2009 and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

PART 1 – FINANCIAL INFORMATION

ITEM 1.   Financial Statements

EFL OVERSEAS, INC.
(A Development Stage Company)

BALANCE SHEETS

	May 31, 2010	August 31, 2009
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$9,940	$230
Total current assets	9,940	230

TOTAL ASSETS	$9,940	$230

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$16,735	$7,819
Due to related party	7,000	2,383
Notes payable related party	20,000	-
Total current liabilities	43,735	10,202

TOTAL LIABILITIES	43,735	10,202

STOCKHOLDERS’ DEFICIT
Capital stock (Note 3)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
6,600,000 shares of common stock 103,300,000 shares – August 31, 2009	6,600	103,300
Additional paid-in capital	107,587	1,650
Deficit accumulated during the development stage	(147,982)	(114,922)
Total stockholders’ deficit	(33,795)	(9,972)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,940	$230

The accompanying notes are an integral part of these financial statements

EFL OVERSEAS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

					From inception
					(July 22, 2008)
	Three Months ended May 31,		Nine Months ended May 31,		to May 31,
	2010	2009	2010	2009	2010

EXPENSES

Office & general	$(23,393)	$(1,181)	$(24,478)	$(1,211)	$(26,504)
Professional fees	82	(2,500)	(8,582)	(10,450)	(26,477)

NET LOSS	$(23,311)	$(3,681)	$(33,060)	$(11,661)	$(52,982)

BASIC NET LOSS PER COMMON SHARE	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF BASIC
COMMON SHARES OUTSTANDING	73,263,370	100,136,200	73,263,370	100,136,200

The accompanying notes are an integral part of these financial statements

 EFL OVERSEAS, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			From inception
			(July 22, 2008) to
	Nine Months ended May 31,		May 31,
	2010	2009	2010

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(33,060)	$(11,161)	$(52,982)
Adjustment to reconcile net loss to net cash used in
operating activities
Increase in accrued expenses & Account Payables	8,916	3,141	16,735

NET CASH USED IN OPERATING ACTIVITIES	(24,144)	(8,520)	(36,247)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party	13,954	4,950	26,287
Increase in notes payable related party	20,000	-	20,000
Common stock repurchased and cancelled	(100)	-	(100)

NET CASH PROVIDED BY FINANCING ACTIVITIES	33,854	4,950	46,187

NET INCREASE (DECREASE) IN CASH	9,710	(3,570)	9,940

CASH, BEGINNING OF PERIOD	230	3,855	-

CASH, END OF PERIOD	$9,940	$285	$9,940

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-
Forgiveness of debt	$9,337	$-	$9,337

                                            The accompanying notes are an integral part of these financial statements

EFL OVERSEAS, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

EFL Overseas, Inc. (“Company”) is in the initial development stage and has incurred losses since inception totalling $147,982.  The Company was incorporated on July 22, 2008 in the State of Nevada and established a fiscal year end at August 31.  The Company is a development stage company as defined under FASB ASC 915-10, “Development Stage Entities” and was organized to recruit both qualified professional and unqualified amateur instructors to teach English in Japan and Brazil.  All activities of the Company to date relate to its organization, initial funding and share issuances.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2009 included in the Company’s annual report on Form 10-K, filed with the SEC. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three and nine month period ended May 31, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2010.  For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended August 31, 2009.

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

Going concern
The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern.  The Company has a deficit accumulated since inception (July 22, 2008) through May 31, 2010 of $147,982.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The officers and directors have committed to advancing certain operating costs of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.   As of May 31, 2010, the Company had issued 5,000,000 Founder’s shares at $0.001 per share for net funds to the Company of $5,000. During May 2010, Open Bay Holdings, a related party, advanced the Company $27, 000 to support its operations.

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

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary”.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

On April 28, 2010, the company effected a 20:1 forward split.

On July 31, 2008, a director of the Company purchased 100,000,000 shares of the common stock in the Company at $0.00005 per share for $5,000.

On February 26, 2009, 3,300,000 shares of the common stock in the Company were sold for cash at $0.00015 for $4,950.

On April 20, 2010, a former director, Gabriel Jones, sold 96,700,000 common shares for $100. The shares were subsequently cancelled,

EFL OVERSEAS, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

NOTE 3– STOCKHOLDERS’ DEFICIT (CONT'D)

All references in these financial statements and notes to the financial statements to number of shares, price per share and weighted average number of shares outstanding prior to this split have been adjusted to reflect the split  on a retroactive basis unless otherwise noted.

As of May 31, 2010, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4- RELATED PARTY

On April 20, 2010, the former director forgave a loan in the amount of $9,337 which was owed to her by the Company.

As on May 11, 2010 Open Bay Holdings, a related party advanced in the amount of $20,000, under the note payable agreement to pay for operating expenses. The amount due under such note payable agreement is unsecured, bears no interest and is due on demand.

As of May 31, 2010, Open Bay Holdings, a related party paid $7,000 of expenses on behalf of the Company. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company was formed in July 2008 to recruit persons to teach English to students in Japan and Brazil.  The Company never generated any revenue and essentially abandoned its business plan in early 2009.

On April 19, 2010 Gabriel Jones resigned as an officer and director of the Company and Keiko Narita resigned as a director of the Company.

On April 20, 2010, Gabriel Jones sold 4,835,000 shares of common stock to the Company. These shares, which were purchased for $100, were subsequently cancelled.

On April 20, 2010, Herbert T. Schmidt was appointed as the Company’s President, Principal Financial and Accounting Officer, and Secretary.

On April 28, 2010, shareholders owning a majority of the Company’s outstanding shares approved a 20 for 1 forward split of the Company’s common stock.

The amendment to the Company’s Articles of Incorporation pertaining to the forward stock split was filed with the Nevada Secretary of State on May 3, 2010.

The forward stock split became effective on the OTC Bulletin Board on June 30, 2010.

Prior to the forward stock split, the Company had 330,000 shares of common stock outstanding.  Subsequent to the forward stock split the Company had 6,600,000 outstanding shares of common stock.

The Company is attempting to acquire another business or company.

As of May 31, 2010 the Company has incurred losses since inception of $(147,982) and had a stockholders’ deficit of $(33,795).

Results of Operations
The Company abandoned its original business plan in early 2009. Since that date, it has been relatively inactive.

The Company's general and administrative expenses for the three and nine months ended May 31, 2010 increased when compared to the same period during  the prior fiscal year.This increase resulted largely from personnel expenditures required to maintain regulatory compliance and examine possible business opportunities.

ITEM 4.                   CONTROLS AND PROCEDURES

Herbert Schmidt, the Company’s Principal Executive and Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934)  as of the end of the period covered by this report, and in his opinion, the Company’s disclosure controls and procedures are effective.

There were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 4T.                   CONTROLS AND PROCEDURES

There were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. Exhibits

Exhibit
Number	Exhibit Name

3.1	Articles of Incorporatin(1)

3.1.1	Amendment to Articles of Incorporation

3.2	Bylaws (as amended)

31	Rule 13a-14(a) Certification

32	Section 1350 Certification

(1)	Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form S-1 (Commission File No. 333-155277).

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated July 14, 2010		EFL OVERSEAS, INC.

	BY:	/s/ Herbert Schmidt
Herbert Schmidt, Principal Executive,
Financial and Accounting Officer