Form 10-K
period 2010-08-31
EFL OVERSEAS, INC.
filed 2010-12-13
CIK 1448806

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2010.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  None

EFL  OVERSEAS, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-3062721
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250-777 N. Rainbow Blvd., Las Vegas, NV  89107
(Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code: (702) 938-3656
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein,  and will not be contained,  to the best of Registrant's  knowledge,  in definitive proxy or information  statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☑ No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on February 28, 2010, as quoted on the OTC Bulletin Board, was approximately $0.00.

As of November 30, 2010, the Registrant had 6,600,000 outstanding shares of common stock.

Documents Incorporated by Reference:   None

PART I

Cautionary Statement Concerning Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management and information currently available to management. The use of words such as “believes”, “expects”, “anticipates”, “intends”, “plans”, “estimates”, “should”, “likely” or similar expressions, indicates a forward-looking statement.

Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future results may differ materially from those expressed in the forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. Do not place undue reliance on any forward-looking statements, which speak only to the date made. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The identification in this report of factors that may affect our future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

ITEM 1. BUSINESS

Overview

EFL Overseas, Inc. is an exploration stage company incorporated in the State of Nevada on July 22, 2008. We have been relatively inactive since inception. We originally intended to recruit amateur instructors to teach English in Japan and Brazil. We were unable, however, to identify a sufficient number of instructors to fulfill our business plan and determined to refocus our business efforts on the acquisition, exploration, and development of natural resource properties.

In September 2010 we entered into a non-binding Memorandum of Understanding with Nahanni Energy, Inc. to acquire working interests in the Nahanni-Kotaneelee Gas Project (the “NKGP”) which is located in the Yukon Territory, Canada.

Pursuant to the Memorandum of Understanding:

●
we will pursue the acquisition of a 69% working interest in the NKGP in exchange for CAD$500,000 and the assumption of certain operating commitments and liabilities (currently estimated at approximately CAD$10,100,000 ) associated with the NKGP,

●	we will provide up to CAD$5,000,000 to increase production on the project,

●	we will pay Nahanni Energy CAD$35,000 each month as a management fee, and

●	we may acquire Nahanni Energy in exchange for shares of our common stock.

Completion of the transaction with Nahanni Energy is contingent upon a number of conditions, including obtaining additional capital, and the execution of definitive agreements.

The NKGP covers 31,731 gross acres. As of November 15, 2010 the NKGP had two (2) producing gas wells, three (3) shut-in gas wells, one (1) injection well, and an operating gas processing facility.

We did not participate in any mineral exploration during the year ended August 31, 2010. As of November 30, 2010 we did not have any proven mineral reserves and we did not have any revenue.

During the remainder of fiscal 2011 we plan to identify, investigate and complete asset acquisition(s) and pursue joint venture agreements with third parties to explore for natural resources in Canada or other parts of the world.

On April 19, 2010, Gabriel Jones resigned as an officer and director and Keiko Narita resigned as a director.

On April 20, 2010, Mr. Jones sold 4,835,000 shares of common stock to us for $100, and our director Herbert T. Schmidt was appointed as our President, Principal Financial and Accounting Officer, and Secretary. The shares we purchased from Mr. Jones were cancelled following their purchase.

On April 28, 2010, shareholders owning a majority of our outstanding shares approved a 20 for 1 forward split of our common stock. The stock split was based on market conditions and upon a determination by our Board of Directors that the stock split was in our best interests and in the best interests of our shareholders. The amendment to our Articles of Incorporation pertaining to the forward stock split was filed with the Nevada Secretary of State on May 3, 2010. The forward stock split became effective on the OTC Bulletin Board on June 30, 2010.

Prior to the forward stock split, we had 330,000 shares of common stock outstanding.  Subsequent to the forward stock split we had 6,600,000 outstanding shares of common stock.

Competition

We operate in a highly competitive industry, competing with other natural resource exploration companies, and institutional and individual investors, which are actively seeking exploration properties throughout the world together with the equipment, labor and materials required to exploit such properties. Most of our competitors have financial resources, staff and facilities substantially greater than ours. We compete to acquire prime exploration prospects. Competition for the acquisition of exploration properties is intense, with many properties available in a competitive bidding process in which we may lack technological information or expertise available to other bidders. Therefore, we may not be successful in acquiring and developing profitable properties in the face of this competition. No assurance can be given that a sufficient number of suitable exploration properties will be available for acquisition and development.

Regulation

Natural resource operations are subject to comprehensive regulation, which may cause substantial delays or require capital outlays in excess of those anticipated, causing an adverse effect on our business operations. Natural resource exploration is subject to regulation relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Production operations are also subject to laws and regulations which seek to maintain health and safety standards by regulating the design and use of production methods and equipment. Various permits from government bodies are required for exploration and production operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus resulting in an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date, we have not been required to spend material amounts on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

Environmental Considerations

Natural resource exploration and development is subject to environmental regulations which may prevent or delay the commencement or continuance of our operations. Mineral exploration and development is or will be subject to stringent federal, state, provincial, and local laws and regulations relating to improving or maintaining environmental quality. Our future operations may also be subject to many environmental protection laws. Environmental laws often require parties to pay for remedial action or to pay damages regardless of fault. Environmental laws also often impose liability with respect to divested or terminated operations, even if the operations were terminated or divested many years ago.

Future potential operations and exploration activities are or will be subject to extensive laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, safety, toxic substances and other matters. Natural resource exploration and development is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of exploration and production. Compliance with these laws and regulations will impose substantial costs on us and will subject us to significant potential liabilities.

Risks

Our failure to obtain capital may significantly restrict our proposed operations. We need additional capital to acquire assets, fund our operating losses and to explore for resources. We do not know what the terms of any future capital raising may be, but any future sale of our equity securities would dilute the ownership of existing stockholders and could be at prices substantially below the market price of our common stock. We may not be able to obtain the capital which we need.

We are a new entrant into the resource exploration and development industry without profitable operating history. To date, our activities have been limited to organizational efforts and obtaining working capital. As a result, there is limited information regarding production or revenue generation. As a result, our future revenues may be limited.

We have never earned a profit. We expect to incur losses during the foreseeable future and we may never be profitable. To enable us to continue in business we will eventually need to earn a profit or obtain additional financing until we are able to earn a profit.

Our pursuit of natural resource properties may fail and/or exploration activities may not be commercially successful, which could lead us to abandon our plans to develop properties. We may fail to acquire any natural resource properties. Regardless, our long-term success depends on our ability to establish commercially recoverable quantities of resources on our properties that can then be developed into commercially viable operations. Resource exploration is highly speculative in nature, involves many risks and is frequently non-productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labor. The success of exploration is determined in part by the following factors:

a)	The identification of potential resources based on superficial analysis;
b)	availability of government-granted exploration permits;
c)	the quality of management and geological and technical expertise; and
d)	the capital available for exploration.

Substantial expenditures are required to establish proven and probable resource reserves. Whether a resource will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the resource formation, such as size, grade and proximity to infrastructure; prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of resources and environmental protection. We may invest significant capital and resources in exploration activities and abandon such investments if we are unable to identify commercially exploitable reserves. Our inability to acquire or the decision to abandon a project may reduce the trading price of our common stock and impair our ability to raise future financing. We cannot provide any assurance to our shareholders that we will identify or acquire any resources in sufficient quantities on any properties to justify commercial operations. Further, we will not be able to recover the funds that we spend on exploration if we are not able to establish commercially recoverable quantities of resources on any property we may acquire.

The risks associated with exploration and development and, if applicable, exploration could cause personal injury or death, environmental damage, delays in production, monetary losses and possible legal liability. We are not currently engaged in exploration, development or production operations because we are in the acquisition phase and have no proven reserves. We do not carry liability insurance and if purchased, cost effective insurance may contain exclusions and limitations on coverage and may be unavailable in some circumstances.

General

As of November 30, 2010 we did not have any full-time employees or formal office space. We use independent consultants who provide us, among other things, with management, technical engineering support, financial consulting, and accounting services.

ITEM 2.  PROPERTIES

See Item 1 of this report.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On June 30, 2010, a 20 for 1 forward stock split, approved by our shareholders on April 28, 2010, became effective.

In August 2010 our common stock began trading on the OTC Bulletin Board under the symbol “EFLO”.  There was no established trading market for our common stock prior to that date.

During August 2010 the high closing price for our common stock was $2.00 and the low closing price was $0.51.

As of November 30, 2010, we had 6,600,000 outstanding shares of common stock and 32 shareholders of record.

Holders of our common stock are entitled to receive dividends as may be declared by our board of directors. Our board of directors is not restricted from paying any dividends but is obligated to declare a dividend. No cash dividends have ever been declared and it is not anticipated that cash dividends will ever be paid.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We were formed in July 2008 to recruit persons to teach English to students in Japan and Brazil. We never generated any revenue and essentially abandoned our business plan in early 2009. We have been relatively inactive since that time.

Financial Condition and Results of Operations

As of August 31, 2010 we did not own any natural resource properties and had not generated any revenues.

At August 31, 2010, our current liabilities exceeded our current assets by approximately $65,000. Current liabilities have increased substantially when compared to amounts outstanding at August 31, 2009, and include accounts payable of $34,343 and non-interest bearing notes of $35,000. Likewise, our general and administrative expenses for the year ended August 31, 2010 increased when compared to the prior fiscal year. This increase in liabilities and administrative expense resulted largely from our increase in contract personnel to support our efforts in the pursuit of natural resource properties.

We intend to seek additional natural resource properties in Canada or in other parts of the world. In that connection, we plan to identify, negotiate and rely upon third party farm-ins and other joint venture partners to assist in the exploration and development of future properties.

Liquidity and Capital Resources

In connection with the NKGP, we plan to generate profits by drilling productive oil or gas wells or improving the production of existing wells. We will, however, need to raise the funds we need through the sale of our securities, from loans from third parties or from third parties willing to pay our share of drilling and completing the wells. We may not be successful in raising the capital we will need.

Any wells which we may drill may not produce oil or gas in commercial quantities. We plan to report losses on the NKGP until such time, if ever, we begin to generate significant revenue from oil and gas sales.

Our material future contractual obligations as of August 31, 2010 are shown below.

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Loans and Advances	$35,000	$35,000	—	—	—

Our Memorandum of Understanding for the purchase of the NKGP requires us to make certain cash payments to Nahanni Energy. That agreement, however, is non-binding.

The factors that will most significantly affect our results of operations include (i) our ability to satisfy our capital requirements, (ii) our ability to effectively acquire natural resource properties, (iii) the marketability of future production, if any, (iv) competition from larger companies, and (vi) future prices of natural resources. Our revenues will also be significantly impacted by our ability to maintain or increase natural resource production through exploration and development activities.

As mentioned in Item 1 of this report, we may acquire an interest in the NKGP, a natural gas project in Canada. If we proceed with the transaction, we will have significant capital commitments which we will need to fund with capital from third parties.  We do not have firm commitments or binding arrangements to provide us with the capital we require.

We are attempting to raise the capital required to implement our business plan. We believe our plan of operations, exclusive of any costs associated with the potential acquisition of an interest in the NKGP, will require approximately $500,000 in financing over the twelve-month period ending November 30, 2011.

If we are unable to raise the financing we need, our business plan may fail and our stockholders could lose their investment. There can be no assurance that we will be successful in raising the capital we require, or that if the capital is offered, it will be subject to terms we consider acceptable. Investors should be aware that even if we are able to raise the funds we require, there can be no assurance that we will succeed in our acquisition, exploration or production plans and we may never be profitable

As of August 31, 2010 we did not have any off-balance sheet arrangements that have or are reasonable likely to have a current or future material effect on our financial condition, changes in financial condition, results of operations, liquidity or capital resources.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the financial statements and accompanying notes included with this report.

ITEM  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON  ACCOUNTING  AND FINANCIAL DISCLOSURE

None.
.
ITEM 9A.  CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K.  Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our management concluded that, as of August 31, 2010, our disclosure controls and procedures were effective

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as required by Sarbanes-Oxley (SOX) Section 404.A. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on that evaluation, management concluded that during the period covered by this report our internal controls and procedures were not effective to detect the incorrect application of GAAP as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses were: (1) the lack of an independent audit committee, (2) inadequate segregation of duties consistent with control objectives; and (3) insufficient written policies and procedures for accounting. These material weaknesses were identified by our Chief Financial Officer in connection with the audit of our financial statements as of August 31, 2010.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting. Our management believes that the material weaknesses described above did not have an effect on our financial results.

We are committed to improving our organization. We intend to: (i) increase our accounting personnel when funds are available which will also permit better segregation of duties, (ii) appoint one or more additional outside directors who will also be appointed to our audit committee; and (iii) prepare and implement sufficient written policies and procedures pertaining to accounting.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and are committed to taking further action and implementing additional improvements as necessary and as funds allow.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position
Herbert Schmidt	67	President, Chief Financial Officer, Secretary, and Director

Our Directors are elected for a one-year term and hold office until the next annual meeting of our shareholders or until their resignation or removal by a vote of our shareholders. Officers are appointed by the Board of Directors and serve at the discretion of the Board. There is no family relationship between or among any of our Directors or Officers.

Mr. Schmidt has been our President, Chief Executive and Financial Officer since April 20, 2010.  Mr. Schmidt has been our director since March 8, 2010.  Since October 2007, Mr. Schmidt has also served as Chief Financial Officer and Director of Strongbow Resources Inc., a publicly traded corporation focused on the development of natural resources. Since 2001, Mr. Schmidt has served as the Director of Finance and Administration for the SLC Companies, a business distributing products endorsed by Suzanne Somers. Prior to 2001, Mr. Schmidt was the Accounting Manager for Miod and Company, a Los Angeles forensic accounting firm, and served as the Chief Financial Officer of Com-Net Industries, a California networking pioneer. Earlier in his career, as Controller for Klausner Transportation Company, Mr. Schmidt wrote the original business plan for L.A Gear.

Mr. Schmidt acts as our financial expert. We do not have an independent director, as that term is defined in Section 803 of the listing standards of the NYSE Amex.

On April 19, 2010, Gabriel Jones resigned as an officer and director and Keiko Narita resigned as a director.

Our operations to date have been limited and we are relatively inactive. As a result, we have not adopted a code of ethics that applies to our principal executive and financial officers, nor have we formed separate audit, compensation or nominating committees to our Board of Directors. Instead, our entire Board of Directors acts in the capacity of those committees. Our management intends to adopt a code of ethics and create a separate audit committee as soon as practicable

Compensation Committee Interlocks and Insider Participation

Our Director(s) act as our compensation committee. During the year ended August 31, 2010, all of our Directors participated in deliberations concerning executive officer compensation.

During the year ended August 31, 2010, none of our Officers was also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of our directors or as a member of our compensation committee.

ITEM 11.  EXECUTIVE COMPENSATION

The following table shows the compensation paid or earned by our executive officers during the two years ended August 31, 2010.

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	All Other Compensation (5)	Total

Herbert T. Schmidt	2010	$25,000	-	-	-	-	$25,000
	2009	-	-	-	-	-	-
Gabriel Jones	2010	-	-	-	-	-	-
	2009	-	-	-	-	-	-

The following shows the amount we expect to pay our officer during the twelve months ending August 31, 2011 and the amount of time this person expects to devote to our business.

Name	Projected Compensation	Percent of Time to be Devoted to our Business
Herbert T. Schmidt	$60,000	33%

Director Compensation

Our Directors are reimbursed for reasonable out-of-pocket expenses in connection with attendance at Board of Director and committee meetings. Directors have not been compensated for their service as directors.

Stock-Based Compensation and Stock Option Grants

We do not have any securities authorized for issuance under any stock option, stock bonus or other equity compensation plans.

We have not granted stock-based compensation or stock options to our executive officers. We have never had any annuity, pension or retirement benefits for our officers, directors or employees.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of November 30, 2010, information with respect to those persons owning beneficially 5% or more of our common stock and the number and percentage of common stock owned by our officer and director. Unless otherwise indicated, each owner has sole voting and investment power of their shares.

Name and address of	Number of Shares	Percentage of
beneficial owner	of Common Stock	Common Stock (1)
Herbert Schmidt Chief Financial Officer, Secretary, and Director 22840 Dolorosa Street Woodland Hills, CA 91367	70,000	1.06%

All Officers and Directors as a group (1 person)	70,000	1.06%

Holloman Corporation 333 N. Sam Houston Parkway East Suite 600 Houston, Texas 77060	1,270,000	19.24%
———————
(1)	Based on 6,600,000 shares of common stock issued and outstanding on November 30, 2010.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 20, 2010 a former director forgave a loan to us in the amount of $9,337 ($2.383 of which was outstanding at August 31, 2009).

At August 31, 2010, we had a $15,000 non-interest bearing note from an affiliated shareholder which was payable upon demand.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

For the years ended August 31, 2010 and 2009, De Joya Griffith & Company, LLC served as our independent registered public accounting firm.  The following table shows the aggregate fees billed to us for these periods by De Joya Griffith & Company, LLC.

Year Ended
	August 31, 2010	August 31, 2009
Audit Fees	$11,500	$10,500
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Form 10-K and Form 10-Q reports by De Joya Griffith & Company, LLC.  Prior to contracting with De Joya Griffith & Company, LLC to render audit or non-audit services, the engagement was approved by our directors.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(b)	Exhibits

3.1.1	Articles of Incorporation(1)
3.1.2	Amendment to Articles of Incorporation(2)
3.2	Bylaws(3)
31.1	Rule 13a-14(a) Certifications
31.2	Rule 13a-14(a) Certifications
32	Section 1350 Certifications
_________________
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 dated November 12, 2008.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s 8-K report dated April 28, 2010.
(3)	Incorporated by reference to Exhibit 3.2 to the Company’s 8-K report dated April 28, 2010.

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of December, 2010.

EFL OVERSEAS, INC.

By:	/s/ Herbert Schmidt
Herbert T. Schmidt, President

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Herbert Schmidt	Principal Executive, Financial and Accounting Officer, and Director	December 10, 2010

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
EFL Overseas, Inc.
Carson City, Nevada

We have audited the accompanying balance sheets of EFL Overseas, Inc. (An Exploration Stage Company) as of August 31, 2010 and 2009, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended August 31, 2010 and 2009 and from inception (July 22, 2008) to August 31, 2010. EFL Overseas, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EFL Overseas, Inc. (An Exploration Stage Company) as of August 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2010 and 2009 and from inception (July 22, 2008) to August 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
December 9, 2010

EFL OVERSEAS, INC.
(An Exploration Stage Company)
BALANCE SHEETS
(AUDITED)

	August 31,	August 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash	$4,758	$230
Total current assets	4,758	230

Total assets	$4,758	$230

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$34,343	$7,819
Notes payable	20,000	-
Due to related parties	15,000	2,383
Total current liabilities	69,343	10,202

Total liabilities	69,343	10,202

STOCKHOLDERS' DEFICIT
Capital Stock
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
6,600,000 common shares (103,300,000 shares at August 31, 2009)	6,600	103,300
Additional paid-in capital	12,587	(93,350)
Deficit accumulated during the exploration stage	(83,772)	(19,922)
Total stockholders' deficit	(64,585)	(9,972)

Total liabilities and stockholders' deficit	$4,758	$230

The accompanying notes are an integral part of these financial statements

EFL OVERSEAS, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(AUDITED)

			Cumulative
			from Inception
	Year Ended		(July 22, 2008) to
	August 31, 2010	August 31, 2009	August 31, 2010
GENERAL AND ADMINISTRATIVE EXPENSES
Office and general	$5,984	$2,027	$9,011
Management fees	25,000	-	25,000
Consulting	15,000	-	15,000
Professional fees	23,866	12,750	40,761
	(69,850)	(14,777)	(89,772)
OTHER INCOME (EXPENSE)
Gain on forgiveness of accounts payable	6,000	-	6,000
NET LOSS	$(63,850)	$(14,777)	$(83,772)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC
COMMON SHARES OUTSTANDING	65,233,973	100,920,800

The accompanying notes are an integral part of these financial statements

EFL OVERSEAS, INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
(AUDITED)

				Deficit Accumulated During Exploration Stage

			Additional Paid-In Capital		Total Stockholders' Equity (Deficit)
	Common Shares
	Number of Shares	Amount

Balance, July 22, 2008	-	$-	$-	$-	$-

Common Stock issued for cash at $0.0001
per share - July 2008	100,000,000	100,000	(95,000)	-	5,000

Net loss	-	-	-	(5,145)	(5,145)
Balance, August 31, 2008	100,000,000	100,000	(95,000)	(5,145)	(145)

Common Stock issued for cash at $0.0015
per share - February 2009	3,300,000	3,300	1,650	-	4,950

Net loss	-	-	-	(14,777)	(14,777)
Balance, August 31, 2009	103,300,000	103,300	(93,350)	(19,922)	(9,972)

Forgiveness of debt by former director	-	-	9,337	-	9,337

Common Stock redeemed and cancelled at
$0.000001 per share - April 2010	(96,700,000)	(96,700)	96,600	-	(100)

Net loss	-	-	-	(63,850)	(63,850)
Balance, August 31, 2010	6,600,000	$6,600	$12,587	$(83,772)	$(64,585)

The accompanying notes are an integral part of these financial statements

EFL OVERSEAS, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(AUDITED)

			Cumulative from Inception (July 22, 2008) to August 31, 2010

	Year Ended
	August 31, 2010	August 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(63,850)	$(14,777)	$(83,772)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on forgiveness of accounts payable	(6,000)	-	(6,000)
Changes in working capital items -
Accounts payable and accrued liabilities	32,524	3,819	40,343
Net cash used in operating activities	(37,326)	(10,958)	(49,429)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	-	4,950	9,950
Common stock redeemed for cash	(100)		(100)
Proceeds from notes payable	20,000		20,000
Due to related parties	21,954	2,383	24,337
Net cash provided by financing activities	41,854	7,333	54,187

INCREASE (DECREASE) IN CASH	4,528	(3,625)	4,758

CASH, BEGINNING OF PERIOD	230	3,855	-

CASH, END OF PERIOD	$4,758	$230	$4,758

SUPPLEMENTAL DISCLOSURE:

Cash paid for
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Forgiveness of debt	$9,337	$-	$9,337

The accompanying notes are an integral part of these financial statements

EFL OVERSEAS, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

(AUDITED)

1.  NATURE AND CONTINUANCE OF OPERATIONS

EFL Overseas, Inc. (the “Company”) was incorporated in the State of Nevada on July 22, 2008. The Company is an exploration stage company as defined under FASB ASC 915-10, “Development Stage Entities” originally intended to recruit amateur instructors to teach English in Japan and Brazil. The Company was unable, however, to identify a sufficient number of instructors to fulfill its business plan, and determined to refocus its business efforts on the acquisition, exploration, and development of natural resource properties. All activities of the Company to date relate to its organization, initial funding and share issuances.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of August 31, 2010, the Company has not yet achieved profitable operations and has accumulated net losses of $83,772. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities when they come due. To date, the Company has funded operations through the issuance of capital stock and debt. Management’s plan is to continue raising additional funds through equity or debt financings. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The ability of the Company to continue its operations as a going concern is dependent upon its ability to raise sufficient new capital to fund its operating commitments and ongoing losses, and ultimately, on generating profitable operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and are expressed in United States dollars. The Company has not produced any revenues and is an exploration stage company.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Income taxes

Income taxes are determined using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes that date of enactment. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

The Company accounts for uncertainty in income taxes by applying a two-step method. First, it evaluates whether a tax position has met a more likely than not recognition threshold, and second, it measures that tax position to determine the amount of benefit, if any, to be recognized in the financial statements. The application of this method did not have a material effect on the Company's financial statements.

Fair value of financial instruments

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts payable and amounts due to related parties approximates their carrying value due to their short-term nature.

Net loss per share

The Company presents both basic and diluted earnings per share (“EPS”) on the face of the statements of operations. Basic EPS is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Recent accounting pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements will have a material impact on its financial position, results of operations or cash flows.

3.  NOTES PAYABLE

Non-interest bearing note(s), unsecured and payable upon demand to an unrelated party:

	August 31, 2010	August 31, 2009
Notes payable	$20,000	$––
	$20,000	$––

4.  RELATED PARTY TRANSACTIONS

Non-interest bearing notes and advances, unsecured and payable upon demand to shareholders and a former director and officer consist of the following:

	August 31, 2010	August 31, 2009
Advances from former director and officer	$––	$2,383
Note payable from shareholder	15,000	––
	$15,000	$2,383

On April 20, 2010 a former director and officer forgave a loan to us in the amount of $9,337 ($2,383 of which was outstanding at August 31, 2009).

During the year ended August 31, 2010 and from Inception (July 22, 2008) through August 31, 2010, management fees totaling $25,000 (prior year – Nil) were paid to the Company’s Chief Financial Officer. All fees were incurred as compensation for services rendered in the normal course of operations and were paid at the amount established and agreed to by the related parties.

5.  CAPITAL STOCK

The Company is authorized to issue 75,000,000 common shares with a par value of $0.001. On April 28, 2010, the shareholders of the Company approved a 20 for 1 forward stock split. All references in these financial statements and related notes to number of shares, price per share and weighted average number of shares outstanding prior to this split have been adjusted to reflect the split  on a retroactive basis unless otherwise noted. At no time has the Company issued more common stock than is legally authorized.

On July 31, 2008, a director of the Company purchased 100,000,000 shares of the Company’s common stock for $5,000.

On February 26, 2009, 3,300,000 shares of the Company’s common stock were sold for cash for $4,950.

On April 20, 2010, a former director sold 96,700,000 common shares to the Company for $100. The shares were subsequently cancelled.

As of August 31, 2010, the Company did not have any stock-based compensation plans, and no issued or outstanding stock options.

6.  INCOME TAXES

The Company is subject to United States federal income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended August 31,		Cumulative from inception (July 22, 2008) to August 31,
	2010	2009	2010
Net loss before income taxes	$(63,850)	(14,777)	(83,772)
Statutory tax rate	35%	35%	35%

Expected recovery of income taxes computed at statuatory rates	22,347	5,172	29,320
Valuation allowance	(22,347)	(5,172)	(29,320)
Provision for income taxes	$-	$-	$-

The significant components of deferred income tax assets at August 31, 2010 and 2009 are as follows:

	August 31, 2010	August 31, 2009
Deferred income tax assets:
US net operating loss carryforwards	$83,772	$19,922
Total deferred income tax assets	29,320	6,973
Less: valuation allowance	(29,320)	(6,972)
Deferred income tax assets, net	$––	$––

At August 31, 2010, the Company had accumulated non-capital loss carry-forwards of approximately $83,772 that expire from 2028 through 2030.

The potential future tax benefits of these expenses and losses carried-forward have not been reflected in these financial statements due to the uncertainty regarding their ultimate realization.

7.  SUBSEQUENT EVENTS

In September 2010 the Company entered into non binding Memorandum of Understanding with Nahanni Energy, Inc. to acquire working interests in the Nahanni-Kotaneelee Gas Project (the “NKGP”) which is located in the Yukon Territory, Canada.

Pursuant to the Memorandum of Understanding:

●
the Company will pursue the acquisition of a 69% working interest in the NKGP in exchange for CAD$500,000 and the assumption of certain operating commitments and liabilities (currently estimated at approximately CAD$10,100,000 ) associated with the NKGP,

●	the Company will provide up to CAD$5,000,000 to increase production on the project,

●	the Company will pay Nahanni Energy CAD$35,000 each month as a management fee, and

●	the Company may acquire Nahanni Energy, Inc. in exchange for shares of our common stock.

Completion of the transaction with Nahanni Energy is contingent upon a number of conditions, including obtaining additional capital, and the execution of definitive agreements.

The NKGP covers 31,731 gross acres. As of November 30, 2010 the NKGP had two (2) producing gas wells, three (3) shut-in gas wells, one (1) injection well, and an operating gas processing facility.