Form 10-Q
period 2010-11-30
EFL OVERSEAS, INC.
filed 2011-01-14
CIK 1448806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  November 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of January 5, 2011, the registrant had 6,644,348 outstanding shares of common stock.

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties. Any statement which does not contain an historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors outlined in our latest Form 10-K filed with U.S. Securities Exchange Commission (“SEC”) on December 13, 2010 and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between actual results and those reflected in these statements.

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

EFL OVERSEAS, INC.
(An Exploration Stage Company)
BALANCE SHEETS

	November 30,	August 31,
	2010	2010
ASSETS

CURRENT ASSETS
Cash	$7,568	$4,758
Total current assets	7,568	4,758

Total assets	$7,568	$4,758

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$83,346	$34,343
Notes payable	77,000	20,000
Due to related parties	25,000	15,000
Total current liabilities	185,346	69,343

Total liabilities	185,346	69,343

STOCKHOLDERS' DEFICIT
Capital Stock
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
6,600,000 common shares	6,600	6,600
Additional paid-in capital	12,587	12,587
Deficit accumulated during the exploration stage	(196,965)	(83,772)
Total stockholders' deficit	(177,778)	(64,585)

Total liabilities and stockholders' deficit	$7,568	$4,758

The accompanying notes are an integral part of these financial statements

EFL OVERSEAS, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative
			from Inception
	Three Months Ended		(July 22, 2008) to
	November 30, 2010	November 30, 2009	November 30, 2010
GENERAL AND ADMINISTRATIVE EXPENSES
Office and general	$3,488	$655	$12,499
Management fees	15,000	-	40,000
Consulting	84,500	-	99,500
Professional fees	10,205	5,500	50,966
	(113,193)	(6,155)	(202,965)
OTHER INCOME (EXPENSE)
Gain on forgiveness of accounts payable	-	-	6,000
NET LOSS	$(113,193)	$(6,155)	$(196,965)

BASIC NET LOSS PER COMMON SHARE	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC
COMMON SHARES OUTSTANDING	6,600,000	103,300,000

The accompanying notes are an integral part of these financial statements

EFL OVERSEAS, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			Cumulative
			from Inception
	Three Months Ended		(July 22, 2008) to
	November 30, 2010	November 30, 2009	November 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(113,193)	$(6,155)	$(196,965)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on forgiveness of accounts payable	-	-	(6,000)
Changes in working capital items -
Accounts payable and accrued liabilities	49,003	2,131	89,346
Net cash used in operating activities	(64,190)	(4,024)	(113,619)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	-	-	9,950
Common stock redeemed for cash	-		(100)
Proceeds from notes payable	57,000		77,000
Due to related parties	10,000	3,954	34,337
Net cash provided by financing activities	67,000	3,954	121,187

INCREASE (DECREASE) IN CASH	2,810	(70)	7,568

CASH, BEGINNING OF PERIOD	4,758	230	-

CASH, END OF PERIOD	$7,568	$160	$7,568

SUPPLEMENTAL DISCLOSURE:

Cash paid for
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Forgiveness of debt	$-	$-	$9,337

The accompanying notes are an integral part of these financial statements

EFL OVERSEAS, INC.
(An Exploration Stage Company)

NOTE TO THE FINANCIAL STATEMENTS

November 30, 2010

1.  BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The unaudited interim financial statements of EFL Overseas, Inc. (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in the10-K report. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three month period ended November 30, 2010 are not necessarily indicative of the results that may be expected for the year ending August 31, 2011.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of November 30, 2010, the Company has not yet achieved profitable operations and has accumulated net losses of $196,965. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities when they come due. To date, the Company has funded operations through the issuance of capital stock and debt. Management’s plan is to continue raising additional funds through equity or debt financings. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The ability of the Company to continue its operations as a going concern is dependent upon its ability to raise sufficient new capital to fund its operating commitments and ongoing losses, and ultimately, on generating profitable operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Summary of Significant Accounting Policies

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

Recent Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements will have a material impact on the Company’s financial position, results of operations or cash flows.

2.  NOTES PAYABLE

Non-interest bearing notes, unsecured and payable upon demand to unrelated parties:

	November 30, 2010	August 31, 2010
Notes payable	$77,000	$20,000
	$77,000	$20,000

Non-interest bearing notes, unsecured and payable upon demand to a shareholder consist of the following:
	November 30, 2010	August 31, 2010
Notes payable from shareholder	$25,000	$15,000
	$25,000	$15,000

Subsequent to November 30, 2010, non-interest bearing notes in the amount of $47,500 were converted into the Company’s equity securities (see Note 3).

3.  SUBSEQUENT EVENTS

On December 28, 2010 the Company sold 44,348 investment units in a private placement to accredited investors at a price of $2.30 per unit (total proceeds - $102,000). Each investment unit consisted of one share of the Company’s restricted common stock, and one stock purchase warrant entitling the holder to purchase one share of the Company’s common stock at a price of $3.50 until December 29, 2012. As part of this placement, third party notes payable in the amount of $22,500 and notes payable to related parties in the amount of $25,000 were converted into investment units.

On September 2, 2010 the Company entered into a non-binding Memorandum of Understanding with Nahanni Energy, Inc. to acquire working interests in the Nahanni-Kotaneelee Gas Project (the “NKGP”) located in the Yukon Territory, Canada. During December 2010, the Company amended that agreement.

Pursuant to the amended Memorandum of Understanding:

•
the Company will pursue the acquisition of a 69% working interest in the NKGP in exchange for the assumption of certain operating commitments and liabilities (currently estimated to approximate CAD$13,600,000 ) associated with the NKGP,

•	the Company will pay Nahanni Energy CAD$70,000 as a consulting fee, and

•	the Company may acquire Nahanni Energy in exchange for shares of its common stock.

Completion of the transaction with Nahanni Energy is contingent upon a number of conditions, including obtaining additional capital, and the execution of definitive agreements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

EFL Overseas, Inc. is an exploration stage company incorporated in the State of Nevada on July 22, 2008. We have been relatively inactive since inception. We originally intended to recruit amateur instructors to teach English in Japan and Brazil. We were unable, however, to identify a sufficient number of instructors to fulfill our business plan. Accordingly, we have determined to refocus our business efforts on the acquisition, exploration, and development of natural resource properties.

On September 2, 2010 we entered into a non-binding Memorandum of Understanding with Nahanni Energy, Inc. to acquire working interests in the Nahanni-Kotaneelee Gas Project (the “NKGP”) located in the Yukon Territory, Canada. During December 2010, we amended that agreement.

Pursuant to the amended Memorandum of Understanding:

•
we will pursue the acquisition of a 69% working interest in the NKGP in exchange for the assumption of certain operating commitments and liabilities (currently estimated to approximate CAD$13,600,000 ) associated with the NKGP,

•	we will pay Nahanni Energy CAD$70,000 as a consulting fee, and

•	we may acquire Nahanni Energy in exchange for shares of our common stock.

Completion of the transaction with Nahanni Energy is contingent upon a number of conditions, including obtaining additional capital, and the execution of definitive agreements.

The NKGP covers 31,731 gross acres. As of January 5, 2011 the NKGP had two (2) producing gas wells, three (3) shut-in gas wells, one (1) injection well, and an operating gas processing facility.

We did not participate in any mineral exploration during the fiscal quarter ended November 30, 2010. As of January 5, 2011 we did not have any proven mineral reserves and we did not have any revenue.

During the remainder of fiscal year 2011 we plan to identify, investigate and complete asset acquisition(s) and pursue joint venture agreements with third parties to explore for natural resources in Canada, the United States or other parts of the world.

On April 20, 2010, a former officer and director sold 4,835,000 shares of common stock to us for $100. The shares were cancelled following their purchase.

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

Financial Condition and Results of Operations

As of November 30, 2010 we did not own any natural resource properties and had not generated any revenues.

At November 30, 2010, our current liabilities exceeded our current assets by approximately $178,000. Current liabilities have increased when compared to amounts outstanding at August 31, 2010, and include accounts payable of $83,346 and non-interest bearing notes of $102,000. Likewise, our general and administrative expenses for the fiscal quarter ended November 30, 2010 increased substantially when compared to the same quarter during the prior fiscal year. This increase in liabilities and administrative expense resulted largely from payments made in connection with our pursuit of the NKGP and an increase in contract personnel to support our efforts in the pursuit of natural resource properties.

Subsequent to November 30, 2010, non-interest bearing notes payable totaling $47,500 were converted into our equity securities.

We intend to seek additional natural resource properties in Canada, the United States or in other parts of the world. In that connection, we plan to identify, negotiate and rely upon third party farm-ins and other joint venture partners to assist in the exploration and development of future properties.

Liquidity and Capital Resources

In connection with the NKGP, we plan to generate profits by drilling productive oil or gas wells or improving the production of existing wells. We will, however, need to raise the funds we require through the sale of our securities, from loans from third parties or from third parties willing to pay our share of drilling and completing the wells. We may not be successful in raising the capital we will need.

Any wells which we may drill may not produce oil or gas in commercial quantities. We plan to report losses on the NKGP until such time, if ever, we begin to generate significant revenue from oil and gas sales.

Our material future contractual obligations as of November 30, 2010 are shown below.

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Loans and Advances	$102,000	$102,000	—	—	—

On December 28, 2010 we sold 44,348 investment units in a private placement of securities to accredited investors at a price of $2.30 per unit (total proceeds - $102,000). Each investment unit consisted of one share of our restricted common stock, and one stock purchase warrant entitling the holder to purchase one share of our common stock at a price of $3.50 until December 29, 2012. As part of this placement, non-interest bearing notes payable totaling $47,500 were converted into investment units.

The trends and factors that will most significantly affect our results of operations include; (i) our ability to satisfy our capital requirements, (ii) our ability to effectively acquire natural resource properties, (iii) our exploration success and the marketability of future production, if any, (iv) increasing competition from larger companies, and (vi) future fluctuations in the prices of natural resource. Our revenues will also be significantly impacted by our ability to maintain or increase natural resource production through exploration and development activities.

We may acquire an interest in the NKGP. If we proceed with the transaction, we will have significant capital commitments which we will need to fund with capital from third parties.  We do not have any commitments or arrangements from any person to provide us with any capital.

We are attempting to raise the capital needed to implement our business plan. We believe our plan of operations, exclusive of future costs associated with the potential acquisition of NKGP or other properties, will require approximately $600,000 in financing over the twelve-month period ending January 5, 2012.

If we are unable to raise the financing we need, our business plan may fail and our stockholders could lose their investment. There can be no assurance that we will be successful in raising the capital we require, or that if the capital is offered, it will be subject to terms we consider acceptable. Investors should be aware that even if we are able to raise the funds we require, there can be no assurance that we will succeed in our acquisition, exploration or production plans and we may never be profitable

As of November 30, 2010 we did not have any off-balance sheet arrangements that have or are reasonable likely to have a current or future material effect on our financial condition, changes in financial condition, results of operations, liquidity or capital resources.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of November 30, 2010, our disclosure controls and procedures were effective.

Change in Internal Control over Financial Reporting

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Name

3.1.1	Articles of Incorporation(1)

3.1.2	Amendment to Articles of Incorporation(2)

3.2	Bylaws(3)

31.1	Rule 13a-14(a) Certifications

31.2	Rule 13a-14(a) Certifications

32	Section 1350 Certifications
_____________

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 dated November 12, 2008.

(2)	Incorporated by reference to Exhibit 3.1 to the Company’s 8-K report dated April 28, 2010.

(3)	Incorporated by reference to Exhibit 3.2 to the Company’s 8-K report dated April 28, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EFL OVERSEAS, INC.

Dated: January 13, 2011	By:	/s/ Herbert Schmidt
Herbert Schmidt, Principal Executive, Financial and Accounting Officer