Form 10-Q
period 2011-02-28
EFL OVERSEAS, INC.
filed 2011-04-13
CIK 1448806

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number:  000-54328

EFL OVERSEAS, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-3062721
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 N. Sam Houston Parkway East, Suite 600, Houston, Texas  77060
(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code:  (281) 260-1034

250-777 N. Rainbow Blvd., Las Vegas, NV  89107
 (Former address if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of April 10, 2011, the registrant had 7,076,870 outstanding shares of common stock.

FORWARD LOOKING STATEMENTS
The information contained in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties. Any statement which does not contain an historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors outlined in our latest Form 10-K filed with U.S. Securities Exchange Commission (“SEC”) on December 13, 2010 and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements.

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

EFL OVERSEAS, INC.
(An Exploration Stage Company)
BALANCE SHEETS

	February 28,	August 31,
	2011	2010
		(Audited)
ASSETS

CURRENT ASSETS
Cash	$37,317	$4,758
Prepaids	3,500	-
Total current assets	40,817	4,758

Total assets	40,817	$4,758

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$46,664	$34,343
Notes payable	37,500	20,000
Due to related parties	-	15,000
Total current liabilities	84,164	69,343

Total liabilities	84,164	69,343

STOCKHOLDERS' DEFICIT
Capital Stock
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
6,686,870 common shares (6,600,000 at August 31, 2010)	6,687	6,600
Additional paid-in capital	203,600	12,587
Deficit accumulated during the exploration stage	(253,634)	(83,772)
Total stockholders' deficit	(43,347)	(64,585)

Total liabilities and stockholders' deficit	$40,817	$4,758

The accompanying notes are an integral part of these financial statements

EFL OVERSEAS, INC.
(An Exploration  Stage Company)
STATEMENTS OF OPERATIONS

					Cumulative from Inception (July 22, 2008) to February 28, 2011

	Three Months Ended		Six Months Ended
	February 28, 2011	February 28, 2010	February 28, 2011	February 28, 2010
GENERAL AND ADMINISTRATIVE EXPENSES
Office, travel and general	$12,419	$594	$15,907	$1,248	$24,918
Management fees	15,000	-	30,000	-	55,000
Consulting	24,550	-	109,050	-	124,050
Professional fees	4,700	3,000	14,905	8,500	55,666
	(56,669)	(3,594)	(169,862)	(9,748)	(259,634)
OTHER INCOME (EXPENSE)
Gain on forgiveness of accounts payable	-	-	-	-	6,000
NET LOSS	$(56,669)	$(3,594)	$(169,862)	$(9,748)	$(253,634)

BASIC NET LOSS PER COMMON SHARE	$(0.01)	$(0.00)	$(0.03)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC
COMMON SHARES OUTSTANDING	6,659,844	6,600,000	6,629,757	6,600,000

The accompanying notes are an integral part of these financial statements

EFL OVERSEAS, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			Cumulative from Inception (July 22, 2008) to February 28, 2011

	Six Months Ended
	February 28, 2011	February 28, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(169,862)	$(9,748)	$(253,634)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of accounts payable	-	-	(6,000)
Changes in working capital items -	-	-
Prepaids	(3,500)	-	(3,500)
Accounts payable and accrued liabilities	12,321	3,466	52,664
Net cash used in operating activities	(161,041)	(6,282)	(210,470)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash, net of fees	166,100	-	176,050
Common stock redeemed for cash	-	-	(100)
Proceeds from notes payable	99,500	-	119,500
Repayments of notes payable	(82,000)	-	(82,000)
Due to related parties	10,000	6,954	34,337
Net cash provided by financing activities	193,600	6,954	247,787

INCREASE IN CASH	32,559	672	37,317

CASH, BEGINNING OF PERIOD	4,758	230	-

CASH, END OF PERIOD	$37,317	$902	$37,317

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Forgiveness of debt	$-	$-	$9,337

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued as repayment of note payable	$25,000	$-	$25,000

The accompanying notes are an integral part of these financial statements

EFL OVERSEAS, INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
February 28, 2011

1.	BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The unaudited interim financial statements of EFL Overseas, Inc. (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in the10-K  report. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six month periods ended February 28, 2011 are not necessarily indicative of the results that may be expected for the year ending August 31, 2011.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of February 28, 2011, the Company has not yet achieved profitable operations and has accumulated net losses of $253,634. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities when they come due. To date, the Company has funded operations through the issuance of capital stock and debt. Management’s plan is to continue raising additional funds through equity or debt financings. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The ability of the Company to continue its operations as a going concern is dependent upon its ability to raise sufficient new capital to fund its operating commitments and ongoing losses, and ultimately, on generating profitable operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

 2.           NOTES PAYABLE

Non-interest bearing notes, unsecured and payable upon demand to unrelated parties:

	February 28, 2011	August 31, 2010
Notes payable	$37,500	$20,000
	$37,500	$20,000

During the six months ended February 28, 2011, the Company borrowed $99,500, and repaid $82,000 in notes payable to unrelated parties.

Non-interest bearing notes and advances, unsecured and payable upon demand to a shareholder consist of the following:

	February 28, 2011	August 31, 2010
Note payable from shareholder	$––	$15,000
	$––	$15,000

During December 2010, the Company converted $25,000 in notes payable to its largest shareholder into shares of its common stock and stock purchase warrants   (see Note 3).

3.           CAPITAL STOCK

During December 2010, the Company sold 86,870 shares of common stock in a private placement of investment units. The investment units were priced at $2.30 each and consisted of one share of the Company’s common stock, and one stock purchase warrant. Each stock purchase warrant entitles the holder to purchase one share of the Company’s common stock at a price of $3.50 per share until December 29, 2012. Proceeds from the private placement totaled $199,800 of which $174,800 was paid in cash and $25,000 was issued as repayment of indebtedness to the Company’s largest shareholder. Finder’s fees in the amount of $8,700 were paid in connection with the sale of the units and were recorded as a reduction of additional paid-in capital.

4.           SUBEQUENT EVENTS

Capital Stock

During March 2011, the Company sold 390,000 shares of common stock in a private placement of investment units. The investment units were priced at $3.00 each and consisted of one share of the Company’s common stock, and one stock purchase warrant. Each stock purchase warrant entitles the holder to purchase one share of the Company’s common stock at a price of $4.50 per share until April 1, 2013. Proceeds from the private placement totaled $1,170,000, all of which was paid in cash. The Company paid $46,800 in finder’s fees in connection with the sale of the units.

Acquisition of Oil and Gas Working Interest – Zavala County, Texas

On March 31, 2011, the Company entered into a Farmout and Participation Agreement (the “Agreement”) which provided for its acquisition of a net working interest ranging from 21.25% to 42.5%, in a 2,629 acre oil and gas lease known as the Matthews Lease, insofar as that lease covers from the surface to the base of the San Miguel formation (the “Lease”). The Lease is located in Zavala County, Texas, and has no proven reserves or current production. There were no preexisting relationships between the parties to the Agreement.

Under the Agreement, the Company may spend up to $1,050,000 on the exploration and development of oil and/or gas production from the San Miguel formation on the lands covered by Lease. To earn its initial 21.25% working interest (net revenue interest 15.94%), the Company is obligated to drill and complete a vertical test well to a target depth of 3,500 feet (the Test Well”) in the San Miguel shale formation. It is also obligated to perform an injection operation on the Test Well. If the Test Well is prospective for production in commercial quantities, the Company is required to equip the Test Well and place it on production in a timely manner. If the Company determines the Test Well is not prospective for production in commercial quantities, it will be responsible for the abandonment of the Test Well.

The Company may increase its working interest in the Lease from 21.25% to 42.5% (net revenue interest from 15.94% to 31.875%) by spending its entire funding commitment of $1,050,000 in the performance of obligations pertaining to the Test Well. To the extent it has not expended its funding commitment on the Test Well, it may increase its working and revenue interests by undertaking additional operations on the Lease.

The working and revenue interests acquired by the Company under the Agreement are also subject to payout provisions. Under those provisions, the Company’s net working interest and net revenue interest percentages may decrease by approximately one-fifth after the total net production revenues earned, to its joint interests with its farmout partner, reach certain threshold amounts.

In connection with the Agreement, the Company obtained $400,000 in temporary financing from its largest shareholder. This financing was subject to a non-interest bearing demand note payable. The entire $400,000 note balance was repaid by the Company from proceeds of a private placement of investment units within five (5) business days.

As a result of the Agreement, the Company has  initiated oil and gas operations.

Kotaneelee Gas Project

Effective April 1, 2011, the Company terminated, and replaced its prior non-binding Memorandum of Understanding with Nahanni Energy (”Nahanni”). The memorandum related to the Company’s acquisition of Nahanni’s 30.67% working interests in the Kotaneelee gas field and gas processing plant located in the Yukon Territory in Canada (the “NKGP”). Under the new understanding, the Company will acquire Nahanni’s working interest in exchange for a combination of cash, restricted common stock, the assumption of certain operating commitments and liabilities associated with the NKGP. Completion of the transaction with Nahanni is contingent upon a number of conditions, including the execution of definitive agreements.

On January 17, 2011 the Company also made a contingent offer to purchase an additional 22.989% working interest in the NKGP. Although the contingent offer has been accepted, the completion of the transaction is dependent, among other things, upon the execution of a definitive agreement between the parties. The Company offered to absorb certain operating commitments and liabilities associated with the NKGP in exchange for the working interest.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

EFL Overseas, Inc. is an exploration stage company. We were incorporated in the State of Nevada on July 22, 2008, and from inception through February 2011, we were relatively inactive. We originally intended to recruit amateur instructors to teach English in Japan and Brazil. We were unable, however, to identify a sufficient number of instructors to fulfill our business plan. Accordingly, we determined to refocus our business efforts on the acquisition, exploration, and development of natural resource properties.

On March 31, 2011, we entered into a Farmout and Participation Agreement (the “Agreement”) with Dyami Energy LLC and Eagleford Energy Inc. (jointly the “Farmor”). The Agreement provided for our acquisition of a net working interest ranging from 21.25% to 42.5%, in a 2,629 acre oil and gas lease known as the Matthews Lease, insofar as that lease covers from the surface to the base of the San Miguel formation (the “Lease”). The Lease is located in Zavala County, Texas, and has no proven reserves or current production. There were no preexisting relationships between the parties to the Agreement.

As a result of the Agreement, we have initiated oil and gas operations. As of April 10, 2011, we did not have any proven reserves or current production and we have not generated any revenue.

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

Oil and Gas Operations - Zavala County, Texas

Under our Agreement with Dyami Energy LLC and Eagleford Energy Inc. we may spend up to $1,050,000 on the exploration and development of oil and/or gas production from the San Miguel formation on the lands covered by Lease. To earn our initial 21.25% working interest (net revenue interest 15.94%), we are obligated to drill and complete a vertical test well to a target depth of 3,500 feet (the Test Well”) in the San Miguel shale formation. We are also obligated to perform an injection operation on the Test Well. If the Test Well is prospective for production in commercial quantities, we are required to equip the Test Well and place it on production in a timely manner. If we determine the Test Well is not prospective for production in commercial quantities, we will be responsible for the abandonment of the Test Well. We estimate our costs related to the Test Well will range from $500,000 to $600,000 excluding any abandonment liabilities.

We may increase our working interest in the Lease from 21.25% to 42.5% (net revenue interest from 15.94% to 31.875%) by spending our entire funding commitment of $1,050,000 in the performance of obligations pertaining to the Test Well. To the extent we have not expended our funding commitment on the Test Well, we may increase our working and revenue interests by undertaking additional operations on the Lease.

The working and revenue interests we acquire under the Agreement are also subject to payout provisions. Under those provisions, our net working interest and net revenue interest percentages may decrease by approximately one-fifth after the total net production revenues earned, net to our joint interests with the Farmor, reach from $12,500,000 to $15,000,000.

On April 1, 2011, we began to drill the Test Well required by the Agreement. On April 6, 2011 the Test Well successfully reached its projected target depth. Drilling results are currently being analyzed.

We are currently working on acquiring additional working interests in the Matthews Lease and other oil and gas leases in the Eagle Ford Shale Formation.

Kotaneelee Gas Project

Effective April 1, 2011, we terminated, and replaced our prior non-binding Memorandum of Understanding with Nahanni Energy (”Nahanni”). The memorandum related to our acquisition of Nahanni’s 30.67% working interests in the Kotaneelee gas field and gas processing plant located in the Yukon Territory in Canada (the “NKGP”). Under the new understanding, we will acquire Nahanni’s working interest in exchange for a combination of cash, restricted common stock and the assumption of certain operating commitments and liabilities associated with the NKGP. Completion of the transaction with Nahanni is contingent upon a number of conditions, including the execution of definitive agreements.

On January 17, 2011 we also made a contingent offer to purchase an additional 22.989% working interest in the NKGP. Although the contingent offer has been accepted, the completion of the transaction is dependent, among other things, upon the execution of a definitive agreement between the parties. We plan to make offers on additional working interest in the NKGP. If we obtain all of the interests on which we are negotiating, early estimates indicate that we will require from $80,000,000 to $120,000,000 to fund our exploration plan.

The NKGP covers 31,731 gross acres. As of April 10, 2011 the NKGP had two (2) producing gas wells, three (3) shut-in gas wells, one (1) injection well, and a gas processing facility.

During the remainder of fiscal 2011 we plan to identify, investigate and complete asset acquisition(s) and pursue joint venture agreements with third parties to explore for natural resources in Canada, the United States or other parts of the world.

Financial Condition and Results of Operations

As of February 28, 2011 we did not own any natural resource properties and had not generated any revenues.

At February 28 2011, our current liabilities exceeded current assets by approximately $43,000. Our current liabilities have grown since August 31, 2010, and include accounts payable of $46,664 and non-interest bearing notes of $37,500. Likewise, our general and administrative expense for the three and six month periods ended February 28, 2011 increased substantially when compared to the same periods during the prior fiscal year. Our general and administrative expenses for the three months ended February 28, 2011 have also increased substantially when compared to the prior three month period. These increases in our liabilities and administrative expense result from a growth in activity undertaken to pursue oil and gas opportunities, and the expansion of our accounting and administrative infrastructure.

We expect our expenses will continue to increase as we expand operations. We are actively seeking additional capital to fund those expenditures.  During December 2010 and March 2011, we raised $191,100 and $1,123,200, respectively, in private placements of our equity securities. During the six months ended February 28, 2011, we borrowed $99,500, and repaid $82,000 in notes payable to unrelated parties. During October 2010, notes payable to our largest shareholder increased by $10,000 and during December 2010, we issued common stock and stock purchase warrants as repayment of $25,000 in notes payable to that shareholder.

Liquidity and Capital Resources

We plan to generate profits by drilling productive oil or gas wells or improving the production of existing wells. We will, however, need to raise the funds we require through the sale of our securities, from loans from third parties or by joint venturing operations with third parties which will pay a portion of the costs required to explore for oil and gas in the area covered by our leases. We may not be successful in raising the capital we will need.

Any wells which we may drill may not produce oil or gas in commercial quantities. We plan to report losses from our operations until such time, if ever, we begin to generate significant revenue from oil and gas sales.

Other than the obligations associated with our oil and gas leases, our material future contractual obligations as of February 28, 2011 are shown below.

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Loans and Advances	$37,500	$37,500	—	—	—

During December 2010, we sold 86,870 units at a price of $2.30 per unit. Each unit consisted of one share of our common stock, and one warrant. Each warrant entitles the holder to purchase one share of our common stock at a price of $3.50 per share until December 29, 2012. Proceeds from the private placement totaled $191,100 (net of $8,700 in fees) of which $166,100 was paid in cash and $25,000 was a repayment of a loan.

During March 2011, we sold 390,000 units at a price of $3.00 per unit. Each unit consisted of one share of our common stock, and one warrant. Each warrant entitles the holder to purchase one share of our common stock at a price of $4.50 per share until April 1, 2013. Proceeds from the private placement totaled $1,170,000, all of which was paid in cash. We paid $46,800 in finder's fees in connection with the sale of the units.

The trends and factors that will most significantly affect our results of operations include; (i) our ability to satisfy our capital requirements, (ii) our ability to effectively acquire oil and gas properties, (iii) our exploration success and the marketability of future production, if any, (iv) increasing competition from larger companies, and (vi) future fluctuations in the prices of oil and gas. Our revenues will also be significantly impacted by our ability to maintain or increase oil and gas production through exploration and development activities.

We may acquire an interest in the NKGP. If we proceed with the transaction, we will have significant capital commitments which we will need to fund with capital from third parties.  We do not have any commitments or arrangements from any person to provide us with the amount of capital we require. We are attempting to raise the capital needed to implement our business plan.

We believe our plan of operations, exclusive of costs associated with additional acquired assets, will require approximately $11,000,000 in financing over the twelve-month period ending April 10, 2012.

If we are unable to raise the financing we need, our business plan may fail and our stockholders could lose their investment. There can be no assurance that we will be successful in raising the capital we require, or that if the capital is offered, it will be subject to terms we consider acceptable. Investors should be aware that even if we are able to raise the funds we require, there can be no assurance that we will succeed in our acquisition, exploration or production plans and we may never be profitable.

As of February 28, 2011 we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, results of operations, liquidity or capital resources.

ITEM 4.   CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of February 28, 2011, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 2.   UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

See Part I, Item 2 of this report for information concerning securities we sold in December 2010 and March 2011.

We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the sale of these securities. The persons who acquired these securities were sophisticated investors and were provided full information regarding our business and operations. There was no general solicitation in connection with the offer or sale of these securities. The persons who acquired these securities acquired them for their own accounts. The certificates representing the shares of common stock and warrants bear a restricted legend providing that they cannot be sold unless pursuant to an effective registration statement or an exemption from registration.

ITEM 6.   EXHIBITS

Exhibit Number	Exhibit Name
3.1.1	Articles of Incorporation(1)
3.1.2	Amendment to Articles of Incorporation(2)
3.2	Bylaws(3)
10.1	Farmout and Participation Agreement dated March 31, 2011(4)
31.1	Rule 13a-14(a) Certifications
31.2	Rule 13a-14(a) Certifications
32	Section 1350 Certifications
———————
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 dated November 12, 2008.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s 8-K report dated April 28, 2010.
(3)	Incorporated by reference to Exhibit 3.2 to the Company’s 8-K report dated April 28, 2010.
(4)	Incorporated by reference to Exhibit 10.1 to the Company’s 8-K report dated April 6, 2011.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 13, 2011	EFL OVERSEAS, INC.

	BY:	/s/ Keith Macdonald
Keith Macdonald,
Principal Executive Officer

	BY:	/s/ Herbert Schmidt
Herbert Schmidt,
Principal Financial and Accounting Officer