Form 10-Q
period 2011-05-31
EFL OVERSEAS, INC.
filed 2011-07-15
CIK 1448806

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2011

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

As of July 10, 2011, the registrant had 7,196,870 outstanding shares of common stock.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

EFL OVERSEAS, INC.
(An Exploration Stage Company)
BALANCE SHEETS

	May 31,	August 31,
	2011	2010
ASSETS		(Audited)

CURRENT ASSETS
Cash	$791,435	$4,758
Prepaids	12,755	-
Total current assets	804,190	4,758

Oil and gas property, full cost method, unproven	690,676	-

Total assets	$1,494,866	$4,758

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$105,126	$34,343
Notes payable	37,500	20,000
Due to related parties	-	15,000
Total current liabilities	142,626	69,343

Asset retirement obligation	80,000	-
Total liabilities	222,626	69,343

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
7,196,870 common shares (6,600,000 at August 31, 2010)	7,197	6,600
Additional paid-in capital	1,683,890	12,587
Deficit accumulated during the exploration stage	(418,847)	(83,772)
Total stockholders' equity (deficit)	1,272,240	(64,585)

Total liabilities and stockholders' equity (deficit)	$1,494,866	$4,758

The accompanying notes are an integral part of these financial statements

EFL OVERSEAS, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

					Cumulative
					from Inception
	Three Months Ended		Nine Months Ended		(July 22, 2008) to
	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010	May 31, 2011
GENERAL AND ADMINISTRATIVE EXPENSES
Office, travel and general	$20,283	$23,393	$36,190	$24,478	$45,201
Management fees	68,595	-	98,595	-	123,595
Consulting	65,405	-	174,455	-	189,455
Professional fees	10,930	(82)	25,835	8,582	66,596
	(165,213)	(23,311)	(335,075)	(33,060)	(424,847)
OTHER INCOME (EXPENSE)
Gain on forgiveness of accounts payable	-	-	-	-	6,000
NET LOSS	$(165,213)	$(23,311)	$(335,075)	$(33,060)	$(418,847)

BASIC NET LOSS PER COMMON SHARE	$(0.02)	$(0.00)	$(0.05)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC
COMMON SHARES OUTSTANDING	6,959,587	73,263,370	6,740,908	73,263,370

The accompanying notes are an integral part of these financial statements

EFL OVERSEAS, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			Cumulative
			from Inception
	Nine Months Ended		(July 22, 2008) to
	May 31, 2011	May 31, 2010	May 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(335,075)	$(33,060)	$(418,847)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on forgiveness of accounts payable	-	-	(6,000)
Changes in working capital items -	-	-
Prepaids	(12,755)	-	(12,755)
Accounts payable and accrued liabilities	70,783	8,916	111,127
Net cash used in operating activities	(277,047)	(24,144)	(326,475)

CASH FLOWS FROM INVESTING ACTIVITIES
Petroleum and natural gas expenditures	(610,676)	-	(610,676)
Cash used by investing activities	(610,676)	-	(610,676)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash, net of fees	1,646,900	-	1,656,849
Common stock redeemed for cash	-	(100)	(100)
Proceeds from notes payable	499,500	-	519,500
Repayments of notes payable	(482,000)	-	(482,000)
Due to related parties	10,000	33,954	34,337
Net cash provided by financing activities	1,674,400	33,854	1,728,586

INCREASE IN CASH	786,677	9,710	791,435

CASH, BEGINNING OF PERIOD	4,758	230	-

CASH, END OF PERIOD	$791,435	$9,940	$791,435

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Forgiveness of debt	$-	$9,337	$9,337

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued as repayment of note payable	$25,000	$-	$25,000
Asset retirement obligation	$80,000	$-	$80,000

The accompanying notes are an integral part of these financial statements

EFL OVERSEAS, INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
May 31, 2011

1.   BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The unaudited interim financial statements of EFL Overseas, Inc. (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in the10-K  report. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine month periods ended May 31, 2011 are not necessarily indicative of the results that may be expected for the year ending August 31, 2011.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of May 31, 2011, the Company has not yet achieved profitable operations and has accumulated net losses of $418,847. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities when they come due. To date, the Company has funded operations through the issuance of capital stock and debt. Management’s plan is to continue raising additional funds through equity or debt financings. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The ability of the Company to continue its operations as a going concern is dependent upon its ability to raise sufficient new capital to fund its operating commitments and ongoing losses, and ultimately, on generating profitable operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. When the Company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Costs of unproved properties are not amortized until the proved reserves associated with the projects can be determined or until impairment occurs. If an assessment of such properties indicates that properties are impaired, the amount of impairment is added to the capitalized cost base to be amortized.

The capitalized costs included in the full cost pool are subject to a "ceiling test", which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized. At May 31, 2011, all of the Company’s oil and gas interests were classified as unproven properties and were not being amortized.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the statement of operations.

Asset retirement obligations

The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs an obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized over its useful life.

Environmental

Oil and gas activities are subject to extensive federal and provincial environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites.

Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a non-capital nature are recorded when an environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.

Net loss per share

The Company presents both basic and diluted earnings per share (“EPS”) on the face of the statements of operations. Basic EPS is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Because the Company is in a net loss position, the inclusion of potential shares would be anti-dilutive. Accordingly, the accompanying presentation is only of basic loss per share.

Recent Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements will have a material impact on the Company’s financial position, results of operations or cash flows.

2.  OIL AND GAS PROPERTIES

San Miguel Oil Project

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

Under the Agreement, the Company may spend up to $1,050,000 on the exploration and development of oil and/or gas production from the San Miguel formation on the lands covered by Lease. To earn its initial 21.25% working interest (net revenue interest 15.94%), the Company is obligated to drill and complete a vertical test well to a target depth of 3,500 feet (the “Test Well”) in the San Miguel shale formation. It is also obligated to perform an injection operation on the Test Well. If the Test Well is prospective for production in commercial quantities, the Company is required to equip the Test Well and place it on production in a timely manner. If the Company determines the Test Well is not prospective for production in commercial quantities, it will be responsible for the abandonment of the Test Well.

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

During April and May 2011, the Company drilled, completed and performed acid injection operations on the Test Well in the San Miguel shale formation. Expenditures related to those operations totaled $610,676. The Test Well has been stimulated and placed on production. Various subsurface and surface operations will be implemented during the production test period to maximize rates. The Company is monitoring and analyzing results on an on-going basis.

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

 3.   NOTES PAYABLE

Non-interest bearing notes, unsecured and payable upon demand to unrelated parties:

	May 31, 2011	August 31, 2010
Notes payable	$37,500	$20,000
	$37,500	$20,000

During the nine months ended May 31, 2011, the Company borrowed $99,500, and repaid $82,000 in notes payable to unrelated parties.

Non-interest bearing notes and advances, unsecured and payable upon demand to a shareholder consist of the following:

	May 31, 2011	August 31, 2010
Notes payable to shareholder	$––	$15,000
	$––	$15,000

During December 2010, the Company converted $25,000 in notes payable to its largest shareholder into shares of its common stock and stock purchase warrants   (see Note 4).

4.   CAPITAL STOCK

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

During May 2011, the Company sold 120,000 shares of common stock in a private placement of investment units. The investment units were priced at $3.00 each and consisted of one share of the Company’s common stock, and one stock purchase warrant. Each stock purchase warrant entitles the holder to purchase one share of the Company’s common stock at a price of $4.50 per share until April 15, 2013. Proceeds from the private placement totaled $360,000, all of which was paid in cash. The Company paid $2,400 in finder’s fees in connection with the sale of the units. The Company’s Chief Executive Officer acquired 50,000 investment units in the private placement.

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

As a result of the Agreement, we have initiated oil and gas operations. As of July 10, 2011, we did not have any proven reserves, and we have not generated any revenue.

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

Oil and Gas Operations - Zavala County, Texas

Under our Agreement with Dyami Energy LLC and Eagleford Energy Inc. we may spend up to $1,050,000 on the exploration and development of oil and/or gas production from the San Miguel formation on the lands covered by Lease. To earn our initial 21.25% working interest (net revenue interest 15.94%), we are obligated to drill and complete a vertical test well to a target depth of 3,500 feet (the Test Well”) in the San Miguel shale formation. We are also obligated to perform an injection operation on the Test Well. If the Test Well is prospective for production in commercial quantities, we are required to equip the Test Well and place it on production in a timely manner. If we determine the Test Well is not prospective for production in commercial quantities, we will be responsible for the abandonment of the Test Well. We currently estimate the cost of the abandonment of the well could range from $75,000 to $85,000.

During April and May 2011, we drilled, completed and performed acid injection operations on the Test Well in the San Miguel shale formation. Expenditures related to those operations totaled $610,676 through May 31, 2011. The Test Well has been stimulated and placed on production. Various subsurface and surface operations will be implemented during the production test period to maximize rates. The Company is monitoring and analyzing results on an on-going basis.

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

On January 17, 2011 we also made a contingent offer to purchase an additional 22.989% working interest in the NKGP. Although the contingent offer has been accepted, the completion of the transaction is dependent, among other things, upon the execution of a definitive agreement between the parties. We plan to make offers on additional working interest in the NKGP. If we obtain all of the interests on which we are negotiating, early estimates indicate that we will require from $80,000,000 to $120,000,000 to fund production enhancement, development and exploration over the first 2-3 years of our exploration plan.

The NKGP covers 31,731 gross acres. As of June 30, 2011 the NKGP had two (2) producing gas wells, three (3) gas wells are suspended, one (1) disposal well, and a gas processing facility.

During the remainder of fiscal 2011 we plan to identify, investigate and complete asset acquisition(s) and pursue joint venture agreements with third parties to explore for natural resources in Canada, the United States or other parts of the world.

Financial Condition and Results of Operations

As of May 31, 2011 we had not generated any revenues.

At May 31, 2011, our current assets exceeded current liabilities by $661,564 and we have capitalized $690,676 in exploration expenditures related to our unproven oil and gas property. Our current liabilities have grown since August 31, 2010, and include accounts payable of $105,126 and non-interest bearing notes of $37,500. Likewise, our general and administrative expense for the three and nine month periods ended May 31, 2011 increased by $141,902 (609%) and $302,015 (914%), respectively, when compared to the same periods during the prior fiscal year. Our general and administrative expenses for the three months ended May 31, 2011 have also increased substantially when compared to the prior three month period. These increases in our liabilities and administrative expense result from an expansion of our executive team and technical resources required to support field operations, the pursuit of oil and gas opportunities, and the expansion of our accounting and administrative infrastructure.

We expect our expenses will continue to increase as we expand operations. We are actively seeking additional capital to fund those expenditures.  During fiscal 2011 to date, we have raised $1,646,900 in cash (net of fees) in private placements of our equity securities.

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

Other than the obligations associated with our oil and gas leases, our material future contractual obligations as of May 31, 2011 are shown below.

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Loans and Advances	$37,500	$37,500	—	—	—

During December 2010, we sold 86,870 investment units at a price of $2.30 per unit. Each unit consisted of one share of our common stock and one warrant. Each warrant entitles the holder to purchase one share of our common stock at a price of $3.50 per share until December 29, 2012. Proceeds from the private placement totaled $191,100 (net of $8,700 in fees) of which $166,100 was paid in cash and $25,000 was a repayment of a loan.

During March 2011, we sold 390,000 investment units at a price of $3.00 per unit. Each unit consisted of one share of our common stock and one warrant. Each warrant entitles the holder to purchase one share of our common stock at a price of $4.50 per share until April 1, 2013. Proceeds from the private placement totaled $1,170,000, all of which was paid in cash. We paid $46,800 in finder's fees in connection with the sale of the units.

During May 2011, we sold 120,000 investment units. The investment units were priced at $3.00 each and consisted of one share of our common stock and one stock purchase warrant. Each stock purchase warrant entitles the holder to purchase one share of our common stock at a price of $4.50 per share until April 15, 2013. Proceeds from the private placement totaled $360,000, all of which was paid in cash. We paid $2,400 in finder’s fees in connection with the sale of the units. Our Chief Executive Officer acquired 50,000 investment units in this private placement.

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

During the nine months ended May 31, 2011, we borrowed $99,500, and repaid $82,000 in notes payable to unrelated parties. During October 2010, notes payable to our largest shareholder increased by $10,000 and during December 2010, we issued common stock and stock purchase warrants as repayment of $25,000 in notes payable to that shareholder.

In connection with the Agreement with Dyami Energy LLC and Eagleford Energy Inc., we obtained $400,000 in temporary financing from our largest shareholder. This financing was subject to a non-interest bearing demand note payable. The entire $400,000 note balance was repaid from proceeds of a private placement of investment units within five (5) business days.

We may acquire an interest in the NKGP. If we proceed with the transaction, we will have significant capital commitments which we will need to fund with capital from third parties.  We do not have any commitments or arrangements from any person to provide us with the amount of capital we require. We are attempting to raise the capital needed to implement our business plan.

We believe our plan of operations, exclusive of costs associated with additional acquired assets, will require from $5,500,000 to $6,500,000 in financing over the twelve-month period ending June 30, 2012.

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

As of June 30, 2011 we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, results of operations, liquidity or capital resources.

ITEM 4.   CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of May 31, 2011, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 2.   UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

See Part I, Item 2 of this report for information concerning securities we sold during the three months ended May 31, 2011.

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

Dated: July 14, 2011	EFL OVERSEAS, INC.

	BY:	/s/ Keith Macdonald
Keith Macdonald,
Principal Executive Officer

	BY:	/s/ Herbert Schmidt
Herbert Schmidt,
Principal Financial and Accounting Officer