Form 10-K
period 2011-08-31
EFL OVERSEAS, INC.
filed 2011-11-29
CIK 1448806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-K
_____________

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2011

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _____________ to ______________

Commission file number:  000-54328

EFL  OVERSEAS, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-3062721
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

333 North Sam Houston Parkway East, Suite 410, Houston, Texas, 77060
(Address of Issuer's Principal Executive Offices, Zip Code)

Issuer’s telephone number, including area code:  (281) 260-1034
———————
Securities registered under section 12(g) of the Exchange Act: Common Stock, ($0.001 Par Value)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act Yes ☐ No ☑

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange).  Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on February 28, 2011, as quoted on the OTC Bulletin Board, was approximately $10,866,491.

As of November 20, 2011, the Registrant had 7,196,870 outstanding shares of common stock.

PART I

Cautionary Statement Concerning Forward-Looking Statements

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management and information currently available to management. The use of words such as "believes," "expects," "anticipates," "intends," "plans," "estimates," "should," "likely" or similar expressions, indicates a forward-looking statement.

Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future results may differ materially from those expressed in the forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. Do not place undue reliance on any forward-looking statement. They speak only to the date made. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to:

•	our ability to effectively judge and finalize acquisition opportunities and integrate acquired assets;

•	the impact of economic recessions and changes in consumer and business consumption habits;

•	our ability to finance our business plan;

•	our ability to deal effectively with competition and manage our growth, and

•	the success or commercial viability of our exploration and drilling plans.

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statement. All forward-looking statements included in this filing are based on information available to us on the date of the filing. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this filing.

ITEM 1. BUSINESS

Overview

EFL Overseas, Inc. is a development stage company incorporated in the State of Nevada on July 22, 2008. We are engaged in the acquisition, exploration and development of oil and gas properties in the United States and Canada. We were originally organized to recruit amateur instructors to teach English in Japan and Brazil. We were unable, however, to identify a sufficient number of instructors to fulfill our business plan.

Prior to March 2011, we were relatively inactive. During March 2011, we initiated oil and gas operations by entry into a Farmout and Participation Agreement (the “Agreement”) with Dyami Energy LLC and Eagleford Energy Inc. (jointly the “Farmor”). The Agreement provided for our acquisition of a net working interest, ranging from 21.25% to 42.5%, in a 2,629 acre oil and gas lease known as the Matthews Lease, insofar as that lease covers from the surface to the base of the San Miguel formation (the “San Miguel Lease”). The San Miguel Lease is located in Zavala County, Texas, and has no current production.

We are also engaged in the pursuit of an acquisition of working interests in the Kotaneelee Gas Project (the “KGP”).

As of November 20, 2011, we did not have any proven reserves, and had not generated any revenue.

On April 20, 2010, a former officer and director sold 4,835,000 shares of common stock (on a pre-forward split basis) to us for $100. The shares were cancelled following their purchase.

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

Oil and Gas Operations-Zavala County, Texas

Under our Agreement with Dyami Energy LLC and Eagleford Energy Inc. we may spend up to $1,050,000 on the exploration and development of oil and/or gas production from the San Miguel Lease. To earn our initial 21.25% working interest (net revenue interest 15.94%), we were obligated to drill and complete a vertical test well (the “Test Well”) in the San Miguel shale formation. We were also obligated to perform an injection operation on the Test Well. If the Test Well was prospective for production in commercial quantities, we were required to equip the Test Well and place it on production. If we determine that the Test Well is not prospective for production in commercial quantities, we will be responsible for the abandonment of the Test Well.

The working and revenue interests we acquired under the Agreement are also subject to payout provisions. Under those provisions, our net working interest and net revenue interest percentages may decrease by approximately one-fifth after the total net production revenues earned, net to our joint interests with the Farmor, total $12,500,000 to $15,000,000.

During April and May 2011, we drilled and completed the Test Well, performed injection operations and earned our initial interest in the San Miguel Lease. The Test Well encountered oil and was completed as a San Miguel producer. After completion, it was determined that the oil was subject to significant viscosity changes related to temperature reductions from formation to recovery at surface. The Test Well was stimulated with nitrified hydrochloric acid and placed on production. To date, however, the oil’s viscosity has prohibited economic operation and production from the Test Well has been suspended. We are continuing to investigate various methods to improve production from the Test Well. We have no current plans to expend the funds necessary to earn an additional interest in the San Miguel Lease.

Kotaneelee Gas Project

Beginning in early fiscal 2011, we began pursuit of an acquisition of up to a 65% working interest in the KGP. The KGP covers 30,188 gross acres in the Yukon Territory in Canada. On November 20, 2011 the KGP had; two (2) gas wells producing approximately 4.5 million cubic feet of gas per day (“MMCFD”), three (3) suspended gas wells, one (1) disposal well, and a gas processing facility with capacity of 70 MMCFD. The KGP has a fully developed gas sales and delivery infrastructure, airstrip, storage tanks, barge dock and permanent camp facilities.

We believe the KGP has significant conventional and shale gas potential and is supported by an environment of growing investment in gas exploration, processing and export in the Pacific Northwest.

Effective August 8, 2011, we terminated, and replaced an earlier non-binding Memorandum of Understanding with Nahanni Energy (”Nahanni”) related to our acquisition of Nahanni’s 30.67% working interests in the KGP. Under the new non-binding Memorandum of Understanding, we will acquire Nahanni’s working interest in exchange for a combination of cash, restricted common stock, and the assumption of certain operating commitments and liabilities associated with the KGP. Completion of the transaction with Nahanni is contingent upon a number of conditions, including shareholder approval and the timely execution of definitive agreements.

On January 17, 2011 we also made a contingent offer to purchase an additional 22.989% working interest in the KGP in exchange for the assumption of certain operating commitments and liabilities associated with the KGP. Further pursuit of the transaction is dependent, among other things, upon the execution of a definitive agreement between the parties.

During the remainder of fiscal 2012 we plan to identify, investigate and complete asset acquisition(s) and pursue joint venture agreements with third parties to explore for natural resources in Canada, the United States or other parts of the world.

Well and Lease Data

During the year ended August 31, 2011, we drilled or participated in the drilling of the following wells.  We did not drill any development wells during the year ended August 31, 2011. We did not drill, or participate in the drilling of, any wells prior to April 2011.

	Years Ended August 31, 2011
	Gross	Net
Exploratory Wells:	-	-
Productive:
Oil	-	-
Gas	-	-
Nonproductive:	1	.25
Total Wells:	1	.25

As of November 20, 2011 we were not drilling or completing any wells.

Oil and Gas Properties and Proven Reserves

The following table shows, as of November 20, 2011, by state, our producing wells, developed acreage, and undeveloped acreage, excluding service (injection and disposal) wells:

	Productive Wells		Developed Acreage		Undeveloped Acreage
State	Gross	Net	Gross	Net	Gross	Net
Texas	-	-	40	10	2,589	550

(1)
Undeveloped acreage includes leasehold interests on which wells have not been drilled or completed to the point that would permit the production of commercial quantities of natural gas and oil regardless of whether the leasehold interest is classified as containing proved undeveloped reserves.

The following table shows, as of November 20, 2011, the status of our gross acreage:

State	Held by Production	Not Held by Production
Texas	40	2,589

Acres that are Held by Production remain in force so long as oil or gas is produced from the well on the particular lease.  Leased acres which are not Held By Production often require annual rental payments to maintain the lease until the first to occur of the following: the expiration of the lease or the time oil or gas is produced from one or more wells drilled on the leased acreage.  At the time oil or gas is produced from wells drilled on the leased acreage, the lease is considered to be Held by Production.

The following table shows the years our leases, which are not Held By Production, will expire, unless a productive oil or gas well is drilled on the lease.

Leased Acres (Gross)	Expiration of Lease
2,589	2012

Competition

The petroleum and natural gas industry is highly competitive. Numerous independent oil and gas companies, oil and gas syndicates and major oil and gas companies actively seek out and bid for oil and gas properties as well as for the services of third party providers, such as drilling companies, upon which we rely. From time to time, seismic vendors, drilling contractors, rigs and supplies may be in short supply. Their availability may be controlled by other larger explorers in the area. Native title holders or certain of our competitors may control pipeline capacity, roads, bridges and other infrastructure we require to access or fully exploit our properties. Our reliance upon their resources may create a competitive disadvantage for us. A substantial number of our competitors have longer operating histories and substantially greater financial and personnel resources than we do, and have demonstrated the ability to operate through industry cycles.

Some of our competitors not only explore for, produce and market petroleum and natural gas, but also carry out refining operations and market the resultant products on a worldwide basis which may provide them with additional sources of capital. Larger and better capitalized competitors may be in a position to outbid us for particular prospect rights. These competitors may also be better able to withstand sustained periods of unsuccessful drilling. Larger competitors may be able to absorb the burden of any changes in laws and regulations more easily than we can, which would adversely affect our competitive position.

Petroleum and natural gas producers also compete with other suppliers of energy and fuel to industrial, commercial and individual customers. Competitive conditions may be substantially affected by various forms of energy legislation and/or regulation considered from time to time by the governments and/or their agencies and other factors which are out of our control including, international political conditions, terrorism, overall levels of supply and demand for oil and gas, and the markets for synthetic fuels and alternative energy sources.

Regulation

The exploration, production and sale of oil and gas are extensively regulated by governmental authorities. Applicable legislation is under constant review for amendment or expansion. These efforts frequently result in an increase in the regulatory burden on companies in our industry and consequently an increase in the cost of doing business and decrease in profitability. Numerous governmental departments and agencies are authorized to, and have, issued rules and regulations imposing additional burdens on the oil and gas industry that often are costly to comply with and carry substantial penalties for non-compliance. Production operations are affected by changing tax and other laws relating to the petroleum industry, constantly changing administrative regulations and possible interruptions or termination by government authorities.

Oil and gas mineral rights may be held by individuals, corporations or governments having jurisdiction over the area in which such mineral rights are located. As a general rule, parties holding such mineral rights grant licenses or leases to third parties to facilitate the exploration and development of these mineral rights. The terms of the leases and licenses are generally established to require timely development. Notwithstanding the ownership of mineral rights, the government of the jurisdiction in which mineral rights are located generally retains authority over the drilling and operation of oil and gas wells.

Environmental considerations

Our operations are also subject to a variety of constantly changing laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Failure to comply with these laws and regulations can result in the imposition of substantial fines and penalties as well as potential orders suspending or terminating our rights to operate. Some environmental laws to which we are subject provide for strict liability for pollution damage, rendering a company liable for environmental damage without regard to negligence or fault on the part of such company. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, such as oil and gas related products or for other reasons.

Some environmental protection laws and regulations may expose us to liability arising out of the conduct of operations or conditions caused by others, or for acts which were in compliance with all applicable laws at the time the acts were performed. Changes in environmental laws and regulations, or claims for damages to persons, property, natural resources or the environment, could result in substantial costs and liabilities to us. These laws and regulations may substantially increase the cost of exploring, developing, producing or processing oil and gas and may prevent or delay the commencement or continuation of a given project and thus generally could have a material adverse effect upon our capital expenditures, earnings, or competitive position. We believe that we are in substantial compliance with current applicable environmental laws and regulations. Nevertheless, changes in existing environmental laws and regulations or in the interpretations thereof could have a significant impact on us and the oil and gas industry in general.

Risks

Our failure to obtain capital may significantly restrict our proposed operations.

We need additional capital to fund operating losses, acquire assets and to explore for oil and gas. We do not know what the terms by which we may obtain any future capital, but any future sale of our equity securities would dilute the ownership of existing stockholders and could be at prices substantially below the market price of our common stock. We may not be able to obtain the capital we need.

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

We may fail to acquire any natural resource properties. Regardless, our long-term success depends on our ability to establish commercially recoverable quantities of resources on our properties that can then be developed into commercially viable operations. Resource exploration is highly speculative in nature, involves many risks and is frequently non-productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labor. The success of exploration is determined in part by the following factors:

a)	The identification of potential resources;
b)	availability of government-granted exploration permits;
c)	the quality of management and geological and technical expertise; and
d)	the capital available for exploration.

Substantial expenditures are required to establish proven and probable resource reserves. Whether a resource will be commercially viable depends on a number of factors outside our control, which include, without limitation, the particular attributes of the resource formation, such as size, grade and proximity to infrastructure; prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of resources and environmental protection. We may invest significant capital and resources in exploration activities and abandon such investments if we are unable to identify commercially exploitable reserves. Our inability to acquire or the decision to abandon a project may reduce the trading price of our common stock and impair our ability to raise future financing. We cannot provide any assurance to our shareholders that we will identify or acquire any resources in sufficient quantities on any properties to justify commercial operations. Further, we will not be able to recover the funds that we spend on exploration if we are not able to establish commercially recoverable quantities of resources on any property we may acquire.

Oil and gas exploration is not an exact science, and involves a high degree of risk.

Our primary exploration risk lies in the drilling of dry holes or drilling and completing wells which, though productive, do not produce gas and/or oil in sufficient amounts to return the amounts expended and produce a profit. Hazards, such as unusual or unexpected formation pressures, downhole fires, blowouts, loss of circulation of drilling fluids and other conditions are involved in drilling and completing oil and gas wells and, if such hazards are encountered, completion of any well may be substantially delayed or prevented. In addition, adverse weather conditions can hinder or delay operations, as can shortages of equipment and materials or unavailability of drilling, completion, and/or work-over rigs. Even though a well is completed and is found to be productive, water and/or other substances may be encountered in the well, which may impair or prevent production or marketing of oil or gas from the well. Exploratory drilling involves substantially greater economic risks than development drilling because the percentage of wells completed as producing wells is usually less than in development drilling. Exploratory drilling itself can be of varying degrees of risk and can generally be divided into higher risk attempts to discover a reservoir in a completely unproven area or relatively lower risk efforts in areas not too distant from existing reservoirs. While exploration adjacent to or near existing reservoirs may be more likely to result in the discovery of oil and gas than in completely unproven areas, exploratory efforts are nevertheless high risk activities.

Although the completion of oil and gas wells is, to a certain extent, less risky than drilling for oil and gas, the process of completing an oil or gas well is nevertheless associated with considerable risk. In addition, even if a well is completed as a producer, the well for a variety of reasons may not produce sufficient oil or gas in order to repay our investment in the well.

Other

We currently have no full-time employees. We use consultants and contractors to provide us with, among other things, executive management and accounting services, and technical engineering support.

Other than engineering, geochemical, geophysical and exploration programs capitalized in connection with our oil and gas concessions, we have devoted no substantial efforts to research and development within the last two fiscal years.

Our offices are located at 333 North Sam Houston Parkway East, Suite 410, Houston, Texas 77060. Our offices are provided at will, and at no cost, by Holloman Corporation, our largest shareholder.

ITEM 2.  PROPERTIES

See Item 1 of this report.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

In August 2010 our common stock began trading on the OTC Bulletin Board under the symbol “EFLO”.  There was no established trading market for our common stock prior to that date. The following chart shows the high and low bid prices as quoted by the OTC Bulletin Board Market for each quarter during the fiscal years ended August 31, 2011 and 2010. Such prices represent quotations between dealers, without dealer markup, markdown or commissions, and may not represent actual transactions.

Quarter	High	Low
4th Quarter – Fiscal 2011	$4.30	$2.60
3rd Quarter – Fiscal 2011	$4.30	$2.01
2nd Quarter – Fiscal 2011	$3.17	$2.08
1st Quarter – Fiscal 2011	$2.09	$2.00
4th Quarter – Fiscal 2010	$2.00	$0.51
3rd Quarter – Fiscal 2010	N/A	N/A
2nd Quarter – Fiscal 2010	N/A	N/A
1st Quarter – Fiscal 2010	N/A	N/A

There is currently only a limited market for our common stock. A limited market is characterized by a relatively limited number of shares in the public float, relatively low trading volume and the small number of brokerage firms acting as market makers. The market for low priced securities is generally less liquid and more volatile than securities traded on national stock markets. Fluctuations in market prices are not uncommon. No assurance can be given that the market for our common stock will continue or that the stock price will be maintained.

As of November 20, 2011, we had 7,196,870 outstanding shares of common stock and 47 shareholders of record.

On June 30, 2010, a 20 for 1 forward stock split, approved by our shareholders on April 28, 2010, became effective.

Holders of our common stock are entitled to receive dividends as may be declared by our Board of Directors. Our Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future. We plan to retain earnings to finance the expansion of our operations.

During the year ended August 31, 2011 we did not purchase any shares of our common stock from third parties in a private transaction or the open market. During the year ended August 31, 2011 none of our officers or directors, nor any of our principal shareholders, purchased any shares of our common stock on our behalf from third parties in a private transaction or as a result of purchases in the open market.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are an exploration stage company incorporated in the State of Nevada on July 22, 2008. Prior to initiating oil and gas operations in March 2011, we were relatively inactive. We were originally organized to recruit amateur instructors to teach English in Japan and Brazil, but were unable to identify a sufficient number of instructors to fulfill our business plan.

We initiated oil and gas operations by entry into a Farmout and Participation Agreement (the “Agreement”) with Dyami Energy LLC and Eagleford Energy Inc. (jointly the “Farmor”). The Agreement provided for our acquisition of a net working interest ranging from 21.25% to 42.5%, in a 2,629 acre oil and gas lease known as the Matthews Lease, insofar as that lease covers from the surface to the base of the San Miguel formation (the “San Miguel Lease”). The San Miguel Lease is located in Zavala County, Texas, and has no current production.

We are also engaged in the pursuit of an acquisition of working interests in the Kotaneelee Gas Project (the “KGP”).

As of November 20, 2011, we did not have any proven reserves, and we had not generated any revenue.

Financial Condition and Results of Operations

Oil and Gas Operations - Zavala County, Texas

Under our Agreement with Dyami Energy LLC and Eagleford Energy Inc. we may spend up to $1,050,000 on the exploration and development of oil and/or gas production from the San Miguel Lease. To earn our initial 21.25% working interest (net revenue interest 15.94%), we were obligated to drill and complete a vertical Test Well  in the San Miguel shale formation. We were also obligated to perform an injection operation on the Test Well. If the Test Well was prospective for production in commercial quantities, we were required to equip the Test Well and place it on production. If we determine that the Test Well is not prospective for production in commercial quantities, we will be responsible for the abandonment of the Test Well.

During April and May 2011, we drilled and completed the Test Well, performed injection operations and earned our initial interest in the San Miguel Lease. The Test Well was drilled into the San Miguel heavy oil zone to a depth of 3,168 feet. The well encountered oil and was completed as a San Miguel producer. After completion, it was determined that the oil was subject to significant viscosity changes related to temperature reductions from formation to recovery at surface. The Test Well was stimulated with nitrified hydrochloric acid and placed on production. To date, however, oil viscosity has prohibited economic operation. We continue to investigate various methods to improve production from the Test Well. We have no current plans to expend the funds necessary to earn an additional interest in the San Miguel Lease.

As a result of the application of a full cost pool "ceiling test", we determined that the carrying value of the San Miguel Lease was impaired to the extent of its carrying value. Accordingly, during August 2011, we recognized a loss on the impairment of oil and gas assets of $835,659. Oil and gas properties as of August 31, 2011, were likewise reduced by the same amount to reflect the impairment of the lease. We cannot estimate what cost, if any, will be associated with future exploration or production efforts on the San Miguel Lease.

Kotaneelee Gas Project

Beginning in early fiscal 2011, we began pursuit of an acquisition of up to a 65% working interest in the KGP. The KGP covers 30,188 gross acres in the Yukon Territory in Canada. At November 20, 2011 the KGP had; two (2) gas wells producing approximately 4.5 MMCFD, three (3) suspended gas wells, one (1) disposal well, and a gas processing facility with capacity of 70 MMCFD. The KGP has a fully developed gas sales and delivery infrastructure, airstrip, storage tanks, barge dock and permanent camp facilities. We believe the KGP has significant conventional and shale gas potential and is supported by an environment of growing investment in gas exploration, processing and export in the Pacific Northwest.

We estimate consulting, travel and legal expense incurred during the year ended August 31, 2011 in connection with our pursuit of the acquisition of the KGP totaled approximately $355,000.

Other

At August 31, 2010, we were relatively inactive. Our assets and liabilities totaled $4,758 and $69,343, respectively, and our accumulated deficit was $83,772. The $69,850 in expenses incurred during fiscal 2010 related entirely to costs required to support strategic planning and regulatory compliance.  As such, a comparative analysis of current and prior year results is not meaningful.

During fiscal 2011, we raised $1,709,401 through debt and equity financings and invested approximately $1,191,000 in the exploration of the San Miguel Lease and our pursuit of the acquisition of the KGP. Our residual general and administrative expense for the year ended August 31, 2011 (approximately $356,000) resulted from an expansion of our executive team and professional resources, and the enhancement of our accounting and administrative infrastructure.

At August 31, 2011, our current assets ($512,328) exceeded current liabilities ($452,201) by $60,127. All of our oil and gas assets were written-off in connection with the impairment of the San Miguel Lease. Our current liabilities include accounts payable of $299,701 and non-interest bearing demand notes totaling $72,500 incurred in the normal course of business, and an $80,000 asset retirement obligation related to the San Miguel Test Well.

As of August 31, 2011, we had not generated any revenues.

We expect our expenses will continue to increase as we expand operations. We are actively seeking additional capital to fund those expenditures.

During the remainder of fiscal 2012 we plan to identify, investigate and complete asset acquisition(s) and pursue joint venture agreements with third parties to explore for natural resources in Canada, the United States or other parts of the world.

Liquidity and Capital Resources

The oil and gas industry is cyclical in nature and tends to reflect general economic conditions. The pattern of historic price fluctuations in oil and gas has resulted in additional uncertainty in capital markets. Our access to capital, as well as that of our partners and contractors, has been limited due to tightened credit markets. These limitations may inhibit the size and timing of formation of exploration ventures.

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

Other than the obligations associated with our oil and gas leases, our material future contractual obligations as of August 31, 2011 are shown below.

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Loans and Advances	$72,500	$72,500	—	—	—

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

During April 2011, we sold 390,000 investment units at a price of $3.00 per unit. Each unit consisted of one share of our common stock and one warrant. Each warrant entitles the holder to purchase one share of our common stock at a price of $4.50 per share until April 1, 2013. Proceeds from the private placement totaled $1,170,000, all of which was paid in cash. We paid $46,800 in finder's fees in connection with the sale of the units.

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

During the year ended August 31, 2011, we borrowed $134,500, and repaid $82,000 in notes payable to unrelated parties. During October 2010, notes payable to our largest shareholder increased by $10,000 and during December 2010, we issued common stock and stock purchase warrants as repayment of $25,000 in notes payable to that shareholder.

In connection with the Agreement with Dyami Energy LLC and Eagleford Energy Inc., we obtained $400,000 in temporary financing from our largest shareholder. This financing was subject to a non-interest bearing demand note payable. The entire $400,000 note balance was repaid from proceeds of a private placement of investment units during April 2011.

We may acquire an interest in the KGP. If we proceed with the transaction, we will have significant capital commitments which we will need to fund.  During the twelve month period ending October 31, 2012, early estimates indicate that investment in the KGP, including cash, the absorption of liabilities, and year one exploration costs may range from $30,600,000 to $36,600,000. We are attempting to raise the capital needed to implement our business plan.

We believe our plan of operations, exclusive of costs associated with additional acquired assets, will require from $1,000,000 to $1,500,000 in financing over the twelve-month period ending October 31, 2012.

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

As of November 20, 2011 we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, results of operations, liquidity or capital resources.

Critical Accounting Policies and Estimates

Measurement Uncertainty

The process of preparing financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements; accordingly, actual results may differ from estimated amounts. Our estimates and assumptions are based on current facts, historical experience and various other factors we believe to be reasonable under the circumstances. The most significant estimates with regard to the financial statements included with this report relate to carrying values of oil and gas properties, determination of fair values of stock based transactions, and deferred income tax rates and timing of the reversal of income tax differences.

These estimates and assumptions are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known.

Petroleum and Natural Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. When we commence production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Costs of unproved properties are not amortized until the proved reserves associated with the projects can be determined or until impairment occurs. If an assessment of such properties indicates that properties are impaired, the amount of impairment is added to the capitalized cost base to be amortized.

The capitalized costs included in the full cost pool are subject to a "ceiling test" (based on the average of the first-day-of-the-month prices during the twelve-month period prior to August 31, 2011 pursuant to the SEC’s “Modernization of Oil and Gas Reporting” rule), which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized. If net capitalized costs exceed this limit, the excess is charged to expense in the current period. At August 31, 2011, all of our oil and gas interests were impaired and expensed.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the statement of operations.

Asset Retirement Obligations

We record the fair value of an asset retirement obligation as a liability in the period in which we incur  an obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized over its useful life.

Fair Value of Financial Instruments

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, other receivables, accounts payable, accrued liabilities and demand notes payable approximates their carrying value due to their short-term nature.

For purposes of the statements of cash flows, we consider all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents.  Cash and cash equivalents totaled $487,017 and $4,758 at August 31, 2011 and 2010, respectively.

Stock Based Compensation

We record compensation expense for stock based payments using the fair value method. The fair value of stock based compensation to directors and employees is determined using the Black-Scholes option valuation model at the time of grant. Fair value for common shares issued for goods or services rendered by non-employees is measured based on the fair value of the goods and services received. Share-based compensation is expensed with a corresponding increase to share capital. Upon the exercise of the stock options, the consideration paid is recorded as an increase in share capital.

Income Taxes

We follow the asset and liability method of accounting for future income taxes. Under this method, future income tax assets and liabilities are recorded based on temporary differences between the carrying amount of balance sheet items and their corresponding tax bases. In addition, the future benefits of income tax assets, including unused tax losses, are recognized, subject to a valuation allowance, to the extent that it is more likely than not that such future benefits will ultimately be realized. Future income tax assets and liabilities are measured using enacted tax rates and laws expected to apply when the tax liabilities or assets are to be either settled or realized.

Earnings per share

We present both basic and diluted earnings (loss) per share (EPS) on the face of the statements of operations. Basic EPS is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Diluted EPS figures are equal to those of basic EPS for each period since we have no dilutive stock options and warrants.

As of August 31, 2011, we had 596,870 shares of our common stock available through the exercise of non-dilutive stock warrants having a weighted average remaining life and exercise price of 18.66 months and $4.35, respectively. At November 20, 2011, 86,870 shares of our common stock were available at an exercise price of $3.50 which was equivalent to the closing market price of our shares on that date.

See Note 2 to the financial statements for a discussion of recent accounting pronouncements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attached.

ITEM  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON  ACCOUNTING  AND FINANCIAL DISCLOSURE

On September 26, 2011, we dismissed De Joya Griffith & Company, LLC as our independent registered public accounting firm and engaged Weaver and Tidwell, L.L.P. as our independent registered public accounting firm. See our Form 8-K filed with U.S. Securities and Exchange Commission on September 29, 2011.
.
ITEM 9A.  CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K.  Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our management concluded that, as of August 31, 2011, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as required by Sarbanes-Oxley (SOX) Section 404.A. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on that evaluation, management concluded that during the period covered by this report our internal control over financial reporting was effective.

During fiscal 2011, we; a) established an audit committee to our board of directors, b) performed a top-down assessment of our business risk environment, b) indentified key financial controls, c) strengthened our control environment with the goal of establishing and implementing the controls deemed necessary to mitigate any control weaknesses identified, d) documented procedures, internal controls and the linkage of those controls to identified risks, and e) implemented a testing program to be used in testing the effectiveness of identified controls.  Other than the foregoing, there were no changes in our internal control over financial reporting that occurred during the year ended August 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position
Keith Macdonald	55	Chairman, President, Chief Executive Officer and Secretary
Herbert Schmidt	68	Chief Financial and Accounting Officer and Director
James Ebeling	59	Director
Eric Prim	53	Director
Robert Wesolek	55	Director and Financial Consultant

Our Directors are elected for a one-year term and hold office until the next annual meeting of our shareholders or until their resignation or removal by a vote of our shareholders. Officers are appointed by the Board of Directors and serve at the discretion of the Board. There is no family relationship between or among any of our Directors or Officers.

Keith Macdonald

Keith Macdonald was appointed as our Chairman, President, Chief Executive officer and Secretary on March 10, 2011. He has been President of Bamako Investment Management Ltd., a private holding and financial advisory company since 1994. He is currently Chairman and director of Drakkar Energy Ltd., a private in situ oil sands company. In addition, Mr. Macdonald currently serves on the board of Bellatrix Exploration Ltd. (TSX), Rocky Mountain Dealerships Inc. (TSX), Madalena Ventures Inc. (TSVX), Surge Energy Inc. (TSVX), Mountainview Energy Ltd. (TSVX), Holloman Energy Corporation (OTCBB), WCSB Oil & Gas Royalty Income Funds and Orange Directional Services Inc.. Most recently, he was a director of Profound Energy Inc. (TSX), Cordy Oilfield Services Inc.(TSVX), Stratabound Minerals Inc.(TSVX) and Breaker Energy Ltd (TSX) , and prior thereto a director of several public and private oil and gas companies. Mr. Macdonald was founder, President and Director of New Cache Petroleums from 1987 until it’s amalgamation in 1994 and thereafter Chief Financial Officer and Director until it’s sale in 1999. He is a past Chairman and director of the Small Explorers and Producers of Canada.

Herbert Schmidt

Herbert Schmidt, acted as our President from his the date of his appointment on April 20, 2010 until his resignation on March 10, 2011.  He has also served as our Chief Financial and Accounting Officer since April 20, 2010 and as a director since March 8, 2010.  Since October 2007, Mr. Schmidt has served as the Chief Financial and Accounting Officer and Director of Strongbow Resources Inc., a publicly traded corporation focused on the development of natural resources. Since 2001, Mr. Schmidt has also served as the Director of Finance and Administration for the SLC Companies, a business distributing products endorsed by Suzanne Somers. Prior to 2001, Mr. Schmidt was the Accounting Manager for Miod and Company, a Los Angeles forensic accounting firm, and served as the Chief Financial Officer of Com-Net Industries, a California networking pioneer. Earlier in his career, as Controller for Klausner Transportation Company, Mr. Schmidt wrote the original business plan for L.A Gear.

James Ebeling

James Ebeling was appointed as a director on June 22, 2011. He has been the Chief Financial Officer of Holloman Corporation since November 2007. Holloman Corporation’s operations extend to three continents and include plant and pipeline construction, oil and gas exploration, and international heavy-equipment leasing. During the period from 2001 to 2007, Mr. Ebeling was Vice President of SUEZ Energy North America, Inc. In that capacity, he provided project management and development services on a variety of multi-billion dollar energy related projects. Prior to 2001, Mr. Ebeling served as; Vice President of Hawkins Oil and Gas (1996-2001), Vice President of Transworld Oil Company (1989-1996), Vice President of Anchor Coupling (1984-1989), and Vice President of the Charter Company (1981-1984).

Eric Prim

Eric Prim, was appointed as a director on March 17, 2011. He is the President of Pilot Energy Solutions, and has been Vice President of its affiliate, Holloman Corporation since 1997. He has served as a director of Holloman Energy Corporation (OTCBB) since 2007 and also became that company’s Chief Operating Officer in 2009. Prior to his association with Holloman, Mr. Prim held senior technical management positions with Hunt Energy (1982-1987) and Rexene Corporation (1987-1997). Mr. Prim holds a B.S. in Chemical Engineering from The University of Texas (1982) and an M.B.A. from Amber University (1987). Mr. Prim is a registered Professional Engineer in Texas and holds eight issued or pending U.S. Patents, all pertaining to energy technology.

Robert Wesolek

Robert Wesolek, was appointed as a director on June 16, 2011 and has provided us financial consulting services since October, 2010. He has been the Chief Financial Officer of Holloman Energy Corporation since August 4, 2009, and has acted as an executive consultant providing financial, regulatory and system design services to emerging corporations since 2006.  Prior to 2006 Mr. Wesolek; served as Chief Financial Officer and director of House of Brussels Chocolates Inc. (2004-2006), President and Chief Executive Officer of The Navigates Corporation (1998-2004), Chief Financial Officer of Sharp Technology Inc. (1998-2001), President of the Desktop Software Division of Citadel Security Software (1996-1998), and Chief Operating Officer of Kent Marsh Ltd., Inc. (1988-1996). During the period from 1980 to 1988, Mr. Wesolek was a Senior Practice Manager in the Audit Division of Arthur Andersen LLP.

James Ebeling and Eric Prim are independent directors, as that term is defined in Section 803 of the listing standards of the NYSE AMEX. Mr. Ebeling and Mr. Prim comprise our Audit Committee. Mr. Ebeling is our Audit Committee financial expert as that term is defined in Item 407 of Regulation S-K of the Securities and Exchange Commission. Mr. Ebeling is qualified to act in that capacity by virtue of his extensive experience as a senior financial officer in enterprises similar to ours.

On July 16, 2011, our Board of Directors adopted a code of ethics that applies to our principal executive and financial officers. A copy of our Code of Ethics was included as Exhibit 14.1 to this report and is also available in the “Investors” section our website at www.efloverseas.com.

Our operations to date have been limited. As a result, we have not formed separate compensation or nominating committees to our Board of Directors. Instead, our entire Board of Directors acts in the capacity of those committees.

Compensation Committee Interlocks and Insider Participation

Our directors act as our compensation committee. During the year ended August 31, 2011, all of our directors participated in deliberations concerning executive officer compensation. During that period, Keith Macdonald and Herbert Schmidt served us as both directors and officers.

During the year ended August 31, 2011, our President, Keith Macdonald was a director of Holloman Energy Corporation. Two of our directors, Eric Prim and Robert Wesolek are executive officers of Holloman Energy Corporation.

Except for the foregoing, during the year ended August 31, 2011 none of our officers served as a compensation committee member or director of another entity, one of which entity’s officers served as one of our directors.

Compliance with Section 16A of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the Securities and Exchange Commission various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, we believe all Forms 3, 4 and 5 were timely filed with the Securities and Exchange Commission by such reporting persons, with the exception of; Holloman Corporation (our largest shareholder) and its wholly-owned subsidiary which filed one Form 3 after its due date, Eric Prim (a current director) who filed one Form 3 and one Form 4 covering one transaction after their due dates, Herbert Schmidt (a current officer and director) who filed one Form 3 and one Form 4 covering one transaction after their due dates, and Keith Macdonald (a current officer and director) who filed one Form 3 and one Form 4 covering two transactions after their due dates.

ITEM 11.  EXECUTIVE COMPENSATION

The following table shows the compensation paid or earned by our executive officers and other reportable person(s) during the two years ended August 31, 2011 and 2010:

Summary Compensation Table

Name and Principal Position		Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
	Year	($)	($)	($)	($)	($)	($)
Keith Macdonald (1)
Chief Executive Officer	2010	––	––	––	––	––	––
	2011	––	––	56,774	––	56,774	113,548
Herbert Schmidt
Chief Financial Officer	2010	25,000	––	––	––	––	25,000
	2011	60,000	––	––	––	––	60,000
Robert Wesolek (2)
Director and Consultant	2010	––	––	––	––	––	––
	2011	––	––	––	––	108,675	108,675

(1)
During fiscal 2011, we accrued compensation payable to a company controlled by Mr. Macdonald of $113,548. This compensation is payable in equal parts cash ($56,774) and shares of our restricted common stock (“Stock”). Compensation payable in Stock is convertible at the closing price of the Stock on the last trading-day of the applicable monthly earning period. For the period ended August 31, 2011, $56,774 in compensation was payable to Mr. Macdonald in Stock at a weighted average conversion price of $3.95 per share (14,362 shares). The amount and form of the compensation was established and approved by our Board of Directors. During October 2011, we paid Mr. Macdonald $10,000 in cash fees. As of November 20, 2011, Mr. Macdonald has voluntarily deferred payment of all residual fees under this arrangement.

(2)
During fiscal 2011, we paid Mr. Wesolek financial consulting fees totaling $108,675. Mr. Wesolek is compensated in the form of fees for services rendered in the normal course of operations. The amount of the fees were established and approved by our Board of Directors.

Effective January 20, 2011, Mr. Wesolek, a company controlled by Mr. Macdonald, and an unrelated consultant (the “Finders”) entered into an agreement with us providing for the payment of finder’s compensation ranging from 5% (on transaction values greater than $1,000,000) to 10% (on transactions values up to $300,000) on transactions introduced to us by or through the Finders for a period of two years (the “Finder’s Fee Agreement”). Under the Finder’s Fee Agreement, compensation is divided equally between the Finders and the Finders may elect whether the finder’s compensation is payable in cash, or shares of our restricted common stock. If the Finders elect to receive payment in stock, the shares into which finder’s compensation will be converted will be calculated using the average closing price of our common stock for the last ten trading days preceding the closing date of the transaction to which the compensation relates. The Finder’s Fee Agreement specifically recognizes that the KGP has been presented to us by the Finder’s. If our acquisition of KGP succeeds, we anticipate finder’s compensation of up to approximately $1,000,000 will be payable to the Finders. To date, no finder’s compensation has been paid under the Finder’s Fee Agreement.

Mr. Macdonald provides services to us under the terms of Consulting Services Agreement with Bamako Investment Management Ltd. (“Bamako”), an entity over which Mr. Macdonald exercises control.  This agreement was made effective March 11, 2011 for a twelve month term and may be cancelled by either party, with or without cause, following 30 days notice. Under this agreement, Bamako is compensated $20,000 per month for up to 50% of Mr. Macdonald’s time as our chief executive officer, or in such roles as may be approved, from time to time, by our Board of Directors. Compensation is payable in equal parts cash and shares of our restricted common stock. Compensation payable in stock is convertible at the closing price of the stock on the last trading-day of the applicable monthly earning period.

Director Compensation

Our directors are reimbursed for reasonable out-of-pocket expenses in connection with attendance at Board of Director and committee meetings. Directors have not been compensated for their service as directors.

Stock-Based Compensation and Stock Option Grants

During the fiscal year ended August 31, 2011, $56,774 in compensation payable due to Mr. Macdonald was payable in 14,362 shares of our common stock at a weighted average price of $3.95 per share.

We have no additional securities authorized for issuance under any stock option, stock bonus or other equity compensation plans.

We have never had any annuity, pension or retirement benefits for our officers, directors or employees.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of November 20, 2011, information with respect to those persons owning beneficially 5% or more of our common stock and the number and percentage of common stock owned by our officers and directors. Unless otherwise indicated, each owner has sole voting and investment power of their shares.

Name and address of beneficial owner	Number of Shares		Percentage of Common Stock
Keith Macdonald	412,000	(1)	5.69%
Chairman of the Board, Chief Executive Officer,
President and Secretary
203 Heritage Place
Calgary, AB, Canada T3Z 3P3

Herbert Schmidt	71,000		0.99%
Chief Financial Officer and Director
22840 Dolorosa Street
Woodland Hills, CA 91367

James Ebeling	130,000		1.81%
Director
333 N. Sam Houston Parkway East, Suite 600
Houston, TX 77060

Eric Prim	132,000		1.83%
Director
4901 Polo Parkway
Midland, Texas 79705

Robert Wesolek	330,000		4.59%
Director
3 Farther Point
Houston, TX 77024

All Officers and Directors as a group (5 persons)	1,025,000		14.83%

Holloman Value Holdings, LLC	1,291,740	(2)	17.92%
333 North Sam Houston Parkway East
Suite 600 Houston, Texas 77060
———————

(1)
Comprised of: (a) 57,000 shares and 15,000 warrants owned directly by Mr. Macdonald, (b) 135,000 shares and 35,000 warrants held of record by Bamako Investment Management and 100,000 shares held of record by Country Rock Resources, Ltd., companies controlled by Mr. Macdonald, (c) 20,000 shares, over which Mr. Macdonald has investment control, which are held of record by a third person, and (d) 50,000 shares held of record by Mr. Macdonald's wife. All warrants are exercisable at a price of $4.50 each until April 15, 2013.

(2)
Comprised of 1,280,870 shares and 10,870 warrants held of record by Holloman Value Holdings, LLC, a company over which Eric Prim and Jim Ebeling share investment control. All warrants are exercisable at a price of $3.50 each until December 29, 2012.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As detailed more fully in our financial statements and Items 1, 7 and 11 of this report, from time to time, we have had non-interest bearing advances from certain of our directors and shareholders; and non-employee related contract compensation arrangements with our directors and officers. During the years ended August 31, 2011 and 2010 those advances and arrangements included a temporary loan from our largest shareholder Holloman Value Holdings, LLC in the amount of $400,000 (April 2011) provided to us in connection with the San Miguel Farmout and Participation Agreement. The loan did not bear interest and was repaid by the Company during May 2011. In addition, during July and October 2010, we borrowed a total of $25,000 from our Holloman Corporation under the terms of two non-interest bearing, unsecured demand notes payable. During December 2010, we converted the $25,000 payable under those notes into shares of our common stock and stock purchase warrants.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

On September 26, 2011, we dismissed De Joya Griffith & Company, LLC (“DeJoya Griffith”) as our independent registered public accounting firm and engaged Weaver and Tidwell, L.L.P. (“Weaver”) as our independent registered public accounting firm.

The following table sets forth the aggregate fees paid or accrued for professional services rendered by DeJoya Griffith and Weaver for the audit of our annual financial statements for the years ended August 31, 2011 and 2010, and the aggregate fees paid or accrued for audit-related services and all other services rendered by DeJoya Griffith and Weaver for those years.

	Year Ended August 31,
	2011	2010
DeJoya Griffith
Audit-related fees	$8,500	$11,500
Tax fees	––	––
Total DeJoya Griffith	8,500	11,500
Weaver
Audit-related fees	––	––
Tax fees	––	––
Other	2,185	––
Total Weaver	2,185	––
Total	$10,685	$11,500

The category of “Audit-related fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC. “Tax fees” include fees incurred in the review and preparation of our annual income tax filings.

The Audit Committee of our Board of Directors pre-approves the scope and estimated costs of all services rendered by our Principal Accountants. We concluded that the service provided by DeJoya Griffith and Weaver was compatible with the maintenance of each firms’ independence in the conduct of its auditing functions.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(b)	Exhibits

3.1.1	Articles of Incorporation(1)
3.1.2	Amendment to Articles of Incorporation(2)
3.2	Bylaws(3)
10.1	Farmout and Participation Agreement dated March 31, 2011(4)
14.1	Code of Ethics for Principal Executive and Senior Financial Officers
31.1	Rule 13a-14(a) Certifications
31.2	Rule 13a-14(a) Certifications
32	Section 1350 Certifications
__________________________
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 dated November 12, 2008.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s 8-K report dated April 28, 2010.
(3)	Incorporated by reference to Exhibit 3.2 to the Company’s 8-K report dated April 28, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EFL OVERSEAS, INC.

Date: November 28, 2011	By:	/s/ Keith Macdonald
Keith Macdonald, President and Principal Executive Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Keith Macdonald	November 28, 2011
Keith Macdonald, Principal Executive Officer and Director

/s/ Herbert Schmidt	November 28, 2011
Herbert Schmidt, Principal Financial and Accounting Officer and Director

/s/ James Ebeling	November 28, 2011
James Ebeling, Director

/s/ Eric Prim	November 28, 2011
Eric Prim, Director

/s/ Robert Wesolek,	November 28, 2011
Robert Wesolek, Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of EFL Overseas, Inc.

(An Exploration Stage Company)

We have audited the accompanying balance sheet of EFL Overseas, Inc. (an Exploration Stage Company) (the Company) as of August 31, 2011, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended, and for the period from inception (July 22, 2008) to August 31, 2011. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EFL Overseas, Inc. (an Exploration Stage Company) as of August 31, 2011, and the results of its operations and its cash flows for the year then ended, and for period from inception (July 22, 2008) to August 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that EFL Overseas, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, EFL Overseas, Inc. has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. EFL Overseas, Inc. requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about EFL Overseas, Inc.’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEAVER AND TIDWELL, L.L.P.

Houston, Texas
November 28, 2011

AN INDEPENDENT	WEAVER AND TIDWELL LLP	HOUSTON
MEMBER OF BAKER TILLY	CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS	24 GREENWAY PLAZA, SUITE 1800, HOUSTON, TX 77046
INTERNATIONAL	WWW.WEAVERLLP.COM	P: (713) 850 8787	F: (713) 850 1673

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
EFL Overseas, Inc.

We have audited the accompanying balance sheet of EFL Overseas, Inc. (An Exploration Stage Company) as of August 31, 2010, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended.  EFL Overseas, Inc. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EFL Overseas, Inc. as of August 31, 2010, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, NV
December 9, 2010

2580 Anthem Village Drive, Henderson, NV  89052
Telephone (702) 563-1600  ●  Facsimile (702) 920-8049

EFL OVERSEAS, INC.
(An Exploration Stage Company)
BALANCE SHEETS

	August 31,	August 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash	$487,017	$4,758
Prepaids	21,875	-
Other	3,436	-
Total current assets	512,328	4,758

Total assets	$512,328	$4,758

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$299,701	$34,343
Notes payable	72,500	20,000
Due to related parties	-	15,000
Asset retirement obligation	80,000	-
Total current liabilities	452,201	69,343

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
7,196,870 and 6,600,000 common shares at August 31, 2011 and 2010, respectively	7,197	6,600
Additional paid-in capital	1,683,890	12,587
Deficit accumulated during the exploration stage	(1,630,960)	(83,772)
Total stockholders' equity (deficit)	60,127	(64,585)

Total liabilities and stockholders' equity (deficit)	$512,328	$4,758

The accompanying notes are an integral part of these financial statements.

EFL OVERSEAS, INC.
(An Exploration  Stage Company)
STATEMENTS OF OPERATIONS

	Cumulative results
	from July 22, 2008 to	Year Ended August 31,
	August 31, 2011	2011	2010
OPERATING EXPENSES
Office, travel and general	$93,145	$84,134	$5,984
Management fees	198,548	173,548	25,000
Consulting	346,851	331,851	15,000
Professional fees	162,757	121,996	23,866
Oil and gas property impairment	835,659	835,659	-
	(1,636,960)	(1,547,188)	(69,850)
OTHER INCOME (EXPENSE)
Gain on forgiveness of accounts payable	6,000	-	6,000
NET LOSS	$(1,630,960)	$(1,547,188)	$(63,850)

BASIC AND DILUTED NET LOSS PER COMMON SHARE		$(0.23)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC
AND DILUTED COMMON SHARES OUTSTANDING		6,855,836	65,233,973

The accompanying notes are an integral part of these financial statements.

EFL OVERSEAS, INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From July 22, 2008 (Inception) to August 31, 2011

				Deficit
				Accumulated
	Common Shares		Additional	During	Total
	Number		Paid-In	Exploration	Stockholders'
	of Shares	Amount	Capital	Stage	Equity (Deficit)

Balance, July 22, 2008	-	$-	$-	$-	$-

Common Stock issued for cash at $0.0001
per share - July 2008	100,000,000	100,000	(95,000)	-	5,000

Comprehensive loss	-	-	-	(5,145)	(5,145)
Balance, August 31, 2008	100,000,000	100,000	(95,000)	(5,145)	(145)

Common Stock issued for cash at $0.0015
per share - February 2009	3,300,000	3,300	1,650	-	4,950

Net loss	-	-	-	(14,777)	(14,777)
Balance, August 31, 2009	103,300,000	103,300	(93,350)	(19,922)	(9,972)

Forgiveness of debt by former director	-	-	9,337	-	9,337

Common Stock redeemed and cancelled at
$0.001 per share - April 2010	(96,700,000)	(96,700)	96,600	-	(100)

Comprehensive loss	-	-	-	(63,850)	(63,850)
Balance, August 31, 2010	6,600,000	6,600	12,587	(83,772)	(64,585)

Investments units issued for cash at $2.30
per unit - December 2010 (net of fees)	86,870	87	191,013	-	191,100

Investments units issued for cash at $3.00	390,000	390	1,122,810	-	1,123,200
per unit - April 2011 (net of fees)

Investments units issued for cash at $3.00	120,000	120	357,480	-	357,600
per unit - May 2011 (net of fees)

Comprehensive loss				(1,547,188)	(1,547,188)
Balance, August 31, 2011	7,196,870	$7,197	$1,683,890	$(1,630,960)	$60,127

The accompanying notes are an integral part of these financial statements.

EFL OVERSEAS, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

	Cumulative results
	from July 22, 2008 to	Year Ended August 31,
	August 31, 2011	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,630,960)	$(1,547,188)	$(63,850)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on forgiveness of accounts payable	(6,000)	-	(6,000)
Oil and gas property impairment	835,659	835,659	-
Changes in working capital items -		-	-
Prepaids and other	(25,311)	(25,311)	-
Accounts payable and accrued liabilities	274,541	234,198	32,524
Net cash used in operating activities	(552,071)	(502,642)	(37,326)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures on oil and gas properties	(724,500)	(724,500)	-
Cash used by investing activities	(724,500)	(724,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock and warrants sold for cash, net of fees	1,656,851	1,646,901	-
Common stock redeemed for cash	(100)	-	(100)
Proceeds from notes payable	554,500	534,500	20,000
Repayments of notes payable	(482,000)	(482,000)	-
Loans from related parties	34,337	10,000	21,954
Net cash provided by financing activities	1,763,588	1,709,401	41,854

INCREASE IN CASH	487,017	482,259	4,528

CASH, BEGINNING OF PERIOD	-	4,758	230

CASH, END OF PERIOD	$487,017	$487,017	$4,758

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

NON-CASH ACTIVITIES:
Forgiveness of debt	$9,337	$-	$9,337
Accrued expenditures on oil and gas properties	$31,159	$31,159	$-
Common stock issued as repayment of note payable	$25,000	$25,000	$-
Asset retirement obligation	$80,000	$80,000	$-

The accompanying notes are an integral part of these financial statements.

EFL OVERSEAS, INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

1.  NATURE AND CONTINUANCE OF OPERATIONS

EFL Overseas, Inc. (the “Company”), was incorporated in the State of Nevada on July 22, 2008, and prior to March 2011, was relatively inactive. During March 2011, the Company initiated operations focused on oil and gas exploration and development in the United States and Canada. As of August 31, 2011, the Company has no proven reserves or current production, and had not generated any revenue.

The Company’s financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States (“US GAAP”) which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company is in the exploration stage. It has not generated operating revenues, and has accumulated losses of $1,630,960 since inception. The Company has funded its operations through the issuance of capital stock and debt. Management plans to raise additional funds through third-party equity or debt financings and the joint venturing of its exploration efforts with third parties. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise capital sufficient to fund its commitments and ongoing losses, and ultimately generate profitable operations.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements and related notes are presented in accordance with US GAAP, and are expressed in United States dollars. The Company has not produced revenues from its principal business and is an exploration stage company as defined by “Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 915, Development Stage Entities.”

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to carrying values of oil and gas properties, determination of fair values of stock based transactions, and deferred income tax rates.

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. When the Company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Costs of unproved properties are not amortized until the proved reserves associated with the projects can be determined or until impairment occurs. If an assessment of such properties indicates that properties are impaired, the amount of impairment is added to the capitalized cost base to be amortized.

The capitalized costs included in the full cost pool are subject to a "ceiling test" (based on the average of the first-day-of-the-month prices during the twelve-month period prior to August 31, 2011 pursuant to the SEC’s “Modernization of Oil and Gas Reporting” rule), which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized . If net capitalized costs exceed this limit, the excess is charged to expense in the current period. At August 31, 2011, all of the Company’s oil and gas properties were impaired and expensed to the extent of their carrying value.

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

Environmental

Oil and gas activities are subject to extensive federal, state and provincial environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites.

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

Stock-Based Compensation

The Company records compensation expense in the financial statements for stock-based payments using the fair value method. Fair value for common shares issued for goods or services rendered by non-employees are measured based on the fair value of the goods and services received. Stock-based compensation is expensed with a corresponding increase to share capital.

Long-Lived Assets

The carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Fair Value of Financial Instruments

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, other receivables, accounts payable, accrued liabilities and demand notes payable approximates their carrying value due to their short-term nature.

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents.  Cash and cash equivalents totaled $487,017 and $4,758 at August 31, 2011 and 2010, respectively.

Concentration of Credit Risk

The Company’s financial instruments are exposed to concentrations of credit risk consist primarily of cash deposits held by financial institutions and notes payable. The Company places cash deposits with highly rated financial institutions in the United States. At times, cash balances held in financial institutions may be in excess of FDIC insurance limits. The Company believes the financial institutions are financially strong and the risk of loss is minimal. The Company has not experienced any losses with respect to the related risks and does not believe its exposure to such risks is more than normal.

All operations and efforts of the Company are focused in the oil and gas industry and are subject to the related risk of the industry.

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

Earnings Per Share

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

As of August 31, 2011, the Company had 596,870 shares of its common stock available through the exercise of non-dilutive stock warrants ( Note 7).

Recent Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

Subsequent Events

The Company performs an evaluation of events which occur after the date of its financial statements, but prior to their issuance, which may require disclosure as a subsequent event. The Company did not have any material recognizable subsequent events which required disclosure in these audited financial statements.

3.  OIL AND GAS PROPERTIES

San Miguel Oil Project

On March 31, 2011, the Company initiated oil and gas operations by entry into a Farmout and Participation Agreement (the “Agreement”) which provided for its acquisition of a net working interest ranging from 21.25% to 42.5%, in a 2,629 acre oil and gas lease known as the Matthews Lease, insofar as that lease covers from the surface to the base of the San Miguel formation (the “Lease”). The Lease is located in Zavala County, Texas, is unproven and has no current production. As such, the costs capitalized in connection with that property are not currently subject to depletion.

The costs incurred on the Lease are summarized as follows:

San Miguel Oil Project - Unproven

Balance, August 31, 2010	$––
Expenditures on oil and gas properties	724,500
Accrued expenditures on oil and gas properties	31,159
Asset retirement obligations	80,000
Oil and gas property impairment	(835,659)
Balance, August 31, 2011	$––

Under the Agreement, the Company may spend up to $1,050,000 on the exploration and development of oil and/or gas production from the San Miguel formation on the lands covered by the Lease. To earn its initial 21.25% working interest (net revenue interest 15.94%), the Company was obligated to drill and complete a vertical test well (the “Test Well”) in the San Miguel shale formation. It was also obligated to perform an injection operation on the Test Well. If the Test Well is prospective for production in commercial quantities, the Company is required to equip the Test Well and place it on production. If the Company determines the Test Well is not prospective for production in commercial quantities, it will be responsible for the abandonment of the Test Well.

The working and revenue interests acquired by the Company under the Agreement are also subject to payout provisions. Under those provisions, the Company’s net working interest and net revenue interest percentages may decrease by approximately one-fifth after the total net production revenues earned, to its joint interests with its farmout partner, reach certain threshold amounts.

During April and May 2011, the Company drilled and completed the Test Well, performed injection operations and earned its initial interest in the Lease. The Test Well was drilled into the San Miguel heavy oil zone to a depth of 3,168 feet. The well encountered oil and was completed as a San Miguel producer. After completion, it was determined that the oil was subject to significant viscosity changes related to temperature reductions from formation to recovery at surface. The Test Well was stimulated with nitrified hydrochloric acid and placed on production. To date, however, oil viscosity has prohibited economic operation. As a result of the application of a full cost pool "ceiling test", the Company determined that the carrying value of the Lease was impaired to the extent of the carrying value of that property. Accordingly, during August 2011, the Company recognized a loss on the impairment of oil and gas assets of $835,659. Oil and gas properties as of August 31, 2011, were likewise reduced by the same amount to reflect the impairment of the Lease.

The Company continues to investigate various methods to improve production from the Test Well.

4.  ASSET RETIREMENT OBLIGATION

The Company has asset retirement obligations associated with the future plugging and abandonment of the San Miguel Test Well. Under the provisions of ASC Topic 410, Asset Retirement and Environmental Obligations, the fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.

At August 31, 2011, all of the Company’s oil and gas properties were impaired and expensed to the extent of their carrying value and the full amount of its asset retirement obligation has been classified as a current liability. The Company has no assets that are legally restricted for purposes of settling asset retirement obligations.  The following table summarizes the Company’s asset retirement obligation transactions recorded in accordance with the provisions of ASC Topic 410 during the year ended August 31, 2011:

Balance of asset retirement obligation – August 31, 2010	$––
Liabilities incurred	80,000
Accretion expense	––
Liabilities (settled)	––
Changes in asset retirement obligations recorded	––
Balance of asset retirement obligation – August 31, 2011	$80,000

 5.  NOTES PAYABLE

Non-interest bearing notes, unsecured and payable upon demand to unrelated parties:

	August 31, 2011	August 31, 2010
Notes payable	$72,500	$20,000
	$72,500	$20,000

Non-interest bearing notes and advances, unsecured and payable upon demand to a shareholder consist of the following:

	August 31, 2011	August 31, 2010
Notes payable to largest shareholder	$––	$15,000
	$––	$15,000

On July 12, 2010, the Company entered into a non-interest bearing, unsecured, on-demand note agreement with from its largest shareholder for $15,000. The outstanding balance was converted to from debt to equity on December 28, 2010.

6.   RELATED PARTY TRANSACTIONS

In connection with the San Miguel Agreement, the Company obtained $400,000 in temporary financing from its largest shareholder. This financing was subject to a non-interest bearing demand note payable. The entire $400,000 note balance was repaid by the Company during May 2011. In addition, during July and October 2010, the Company borrowed a total of $25,000 from its largest shareholder under the terms of two non-interest bearing, unsecured demand notes payable. During December 2010, the Company converted the $25,000 payable to its largest shareholder under those notes into shares of its common stock and stock purchase warrants.

During fiscal year 2011, management fees totaling $113,548 (fiscal year 2010 - $0) were incurred with an entity controlled by the Company’s Chief Executive Officer. This contract compensation is payable in equal parts cash ($56,774) and shares of the Company’s restricted common stock ($56,774 convertible into 14,362 shares – Note 6). The fees were incurred as compensation for services rendered in the normal course of operations. The amount and form of the compensation was established and approved by the Company’s Board of Directors. All of those fees were accrued and unpaid as of August 31, 2011.

During fiscal year 2011, management fees totaling $60,000 (fiscal year 2010 - $25,000) were incurred with the Company’s Chief Financial Officer. Fees in the amount of $5,000 were accrued and unpaid as of August 31, 2011. The fees were incurred as compensation for services rendered in the normal course of operations and were paid at the amount established and agreed to by the related parties.

During fiscal 2011, consulting fees totaling $108,675 (fiscal year 2010 - $0) were incurred with one of the Company’s directors for services provided as a financial consultant. Fees in the amount of $14,285 were accrued and unpaid as of August 31, 2011. The fees were incurred as compensation for services rendered in the normal course of operations and were paid at the amount established and agreed to by the related parties.

7.  CAPITAL STOCK AND STOCK-BASED COMPENSATION

During December 2010, the Company sold 86,870 investment units. The investment units were priced at $2.30 each and consisted of one share of the Company’s common stock, and one stock purchase warrant. Each stock purchase warrant entitles the holder to purchase one share of the Company’s common stock at a price of $3.50 per share until December 29, 2012. Proceeds from the private placement totaled $199,800 of which $174,800 was paid in cash and $25,000 was issued as repayment of indebtedness to the Company’s largest shareholder. Finder’s fees in the amount of $8,700 were paid in connection with the sale of the units.

During March 2011, the Company sold 390,000 investment units. The investment units were priced at $3.00 each and consisted of one share of the Company’s common stock, and one stock purchase warrant. Each stock purchase warrant entitles the holder to purchase one share of the Company’s common stock at a price of $4.50 per share until April 1, 2013. Proceeds from the private placement totaled $1,170,000, all of which was paid in cash. The Company paid $46,800 in finder’s fees in connection with the sale of the units.

During May 2011, the Company sold 120,000 investment units. The investment units were priced at $3.00 each and consisted of one share of the Company’s common stock, and one stock purchase warrant. Each stock purchase warrant entitles the holder to purchase one share of the Company’s common stock at a price of $4.50 per share until April 15, 2013. Proceeds from the private placement totaled $360,000, all of which was paid in cash. The Company paid $2,400 in finder’s fees in connection with the sale of the units. The Company’s Chief Executive Officer acquired 50,000 investment units in the private placement under these terms.

During fiscal 2011, the Company accrued stock-based compensation payable to an entity controlled by its Chief Executive Officer. Compensation of $10,000 per month is payable in shares of the Company’s common  stock as measured at the closing price of the stock on the last trading-day of the applicable monthly earning period. For the year ended August 31, 2011, $56,774 in compensation was payable in stock at a weighted average conversion price of $3.95 per share (14,362 shares). All stock-based compensation was accrued and unissued as of August 31, 2011.

At August 31, 2011, warrants for 596,870 shares of the Company’s common stock were issued and outstanding with a weighted-average remaining life and exercise price of 18.66 months and $4.35, respectively. All warrants were granted during 2011. No warrants have been exercised or forfeited since inception.

On April 28, 2010, shareholders owning a majority of the Company’s outstanding shares approved a 20 for 1 forward split of its common stock. The forward stock split became effective on June 30, 2010. All references in these financial statements and related notes to number of shares, price per share and weighted average number of shares outstanding prior to this split have been adjusted to reflect the split  on a retroactive basis unless otherwise noted. At no time has the Company issued more common stock than is legally authorized.

8.  INCOME TAXES

The Company is subject to United States federal income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended August 31, 2011	Year Ended August 31, 2010
	$(1,547,188)	$(63,850)
Statutory tax rates	35%	35%

Expected recovery of income taxes at statutory rates	541,516	22,347)
Valuation Allowance	(541,516)	(22,347)
Provision for income taxes	$––	$––

The significant components of deferred income tax assets at August 31, 2011 and 2010 are as follows:

	Year Ended August 31, 2011	Year Ended August 31, 2010
Deferred income tax assets:
Impairment	$292,480	$––
Organization costs	103,418	––
Accrued salaries	36,242	––
US net operating loss carryforwards	138,696	29,320

Total deferred income tax assets	570,836	29,320
Less: valuation allowance	(570,836)	(29,320)
Deferred income tax assets, net	$––	$––

At August 31, 2011, the Company had accumulated non-capital loss carry-forwards of approximately $396,274 that expire in 2031.

The potential future tax benefits of these expenses and losses carried-forward have not been reflected in these financial statements due to the uncertainty regarding their ultimate realization.

The Company has no uncertain in income tax positions which, in the opinion of its management, need to be recognized in the financial statements. The Company’s tax returns for all years since inception remain open to review and examination by tax authorities.