Form 10-Q
period 2011-11-30
EFL OVERSEAS, INC.
filed 2012-01-17
CIK 1448806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2011

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

As of January 12, 2012, the registrant had 7,243,178 outstanding shares of common stock.

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties. Any statement which does not contain an historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors outlined in our latest Form 10-K filed with U.S. Securities Exchange Commission (“SEC”) on November 29, 2011 and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements.

PART 1 – FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

EFL OVERSEAS, INC.
(An Exploration Stage Company)
BALANCE SHEETS

	November 30,	August 31,
	2011	2011
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$327,175	$487,017
Prepaids	13,125	21,875
Other	3,436	3,436
Total current assets	343,736	512,328

Total assets	$343,736	$512,328

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$401,739	$299,701
Notes payable	70,000	72,500
Asset retirement obligation	80,000	80,000
Total current liabilities	551,739	452,201

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
7,196,870 common shares at November 30, 2011 and August 31, 2011	7,197	7,197
Additional paid-in capital	1,683,890	1,683,890
Deficit accumulated during the exploration stage	(1,899,090)	(1,630,960)
Total stockholders' equity (deficit)	(208,003)	60,127

Total liabilities and stockholders' equity (deficit)	$343,736	$512,328

The accompanying notes are an integral part of these unaudited financial statements.

EFL OVERSEAS, INC.
(An Exploration  Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Cumulative results
	from July 22, 2008
	(inception) to	Three Months Ended November 30,
	November 30, 2011	2011	2010
OPERATING EXPENSES
Office, travel and general	$112,777	$19,632	$3,488
Management fees	273,548	75,000	15,000
Consulting	413,279	66,428	84,500
Professional fees	225,492	62,735	10,205
Oil and gas property impairment	879,994	44,335	-
	(1,905,090)	(268,130)	(113,193)
OTHER INCOME
Gain on forgiveness of accounts payable	6,000	-	-
NET LOSS	$(1,899,090)	$(268,130)	$(113,193)

BASIC AND DILUTED NET LOSS PER COMMON SHARE		$(0.04)	$(0.02)

WEIGHTED AVERAGE NUMBER OF BASIC
AND DILUTED COMMON SHARES OUTSTANDING		7,196,870	6,600,000

The accompanying notes are an integral part of these unaudited financial statements.

EFL OVERSEAS, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Cumulative results
	from July 22, 2008
	(inception) to	Three Months Ended November 30,
	November 30, 2011	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,899,090)	$(268,130)	$(113,193)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on forgiveness of accounts payable	(6,000)	-	-
Oil and gas property impairment	879,994	44,335	-
Changes in working capital items -
Prepaids and other	(16,561)	8,750	-
Accounts payable and accrued liabilities	332,244	57,703	49,003
Net cash used in operating activities	(709,413)	(157,342)	(64,190)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures on oil and gas properties	(724,500)	-	-
Cash used by investing activities	(724,500)	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock and warrants sold for cash, net of fees	1,656,851	-	-
Common stock redeemed for cash	(100)	-	-
Proceeds from notes payable	554,500	-	57,000
Repayments of notes payable	(484,500)	(2,500)	-
Loans from related parties	34,337	-	10,000
Net cash provided by (used in) financing activities	1,761,088	(2,500)	67,000

INCREASE (DECREASE) IN CASH	327,175	(159,842)	2,810

CASH, BEGINNING OF PERIOD	-	487,017	4,758

CASH, END OF PERIOD	$327,175	$327,175	$7,568

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Forgiveness of debt	$9,337	$-	-

NON-CASH ACTIVITIES:
Accrued expenditures on oil and gas properties	$75,494	$44,335	$-
Common stock issued as repayment of note payable	$25,000	$-	$-
Asset retirement obligation	$80,000	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

EFL OVERSEAS, INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
November 30, 2011
(Unaudited)

1.  BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The unaudited interim financial statements of EFL Overseas, Inc. (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three month period ended November 30, 2011 are not necessarily indicative of the results that may be expected for the year ending August 31, 2012.

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

During April and May 2011, the Company drilled and completed the a test well on the Lease (the “Test Well”), performed injection operations and earned its initial interest in the Lease. The Test Well was drilled into the San Miguel heavy oil zone to a depth of 3,168 feet. The well encountered oil and was completed as a San Miguel producer. After completion, it was determined that the oil was subject to significant viscosity changes related to temperature reductions from formation to recovery at surface. The Test Well was stimulated with nitrified hydrochloric acid and placed on production. To date, however, oil viscosity has prohibited economic operation. As a result of the application of a full cost pool "ceiling test", the Company determined that the book value of the Lease was impaired to the extent of its carrying value. Accordingly, during August 2011 and November 2011, the Company recognized losses on the impairment of oil and gas assets of $835,659 and $44,335, respectively. The carrying value of oil and gas properties was likewise reduced to reflect the impairment of the Lease.

The Company continues to investigate various methods to improve production from the Test Well.

3.  SUBSEQUENT EVENTS

As of November 30, 2011, the Company has accrued stock-based compensation totaling $86,774 under the terms of a consulting services agreement with an entity controlled by its Chief Executive Officer. During December 2011 the Company issued 22,974 shares of its restricted common stock, at a weighted average conversion price of $3.78 per share, in satisfaction of that liability under the agreement.

During December 2011, the Company retired $70,000 in non-interest bearing notes payable to an unrelated party. In exchange for the notes, the Company issued 23,334 investment units to the noteholder. The investment units were priced at $3.00 each and consisted of one share of the Company’s common stock, and one stock purchase warrant. Each stock purchase warrant entitles the holder to purchase one share of the Company’s common stock at a price of $4.50 per share until November 5, 2013.

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

As of January 12, 2012 we did not have any proven reserves, and had not generated any revenue.

On April 20, 2010 a former officer and director sold 4,835,000 shares of common stock (on a pre-forward split basis) to us for $100. The shares were cancelled following their purchase.

On April 28, 2010, shareholders owning a majority of our outstanding shares approved a 20 for 1 forward split of our common stock. The stock split was based on market conditions and upon a determination by our Board of Directors that the stock split was in our best interests and in the best interests of our shareholders. The amendment to our Articles of Incorporation pertaining to the forward stock split was filed with the Nevada Secretary of State on May 3, 2010. The forward stock split became effective on the OTC Bulletin Board on June 30, 2010. Prior to the forward stock split, we had 330,000 outstanding shares of common stock.  Subsequent to the forward stock split we had 6,600,000 outstanding shares of common stock.

Financial Condition and Results of Operations

Oil and Gas Operations - Zavala County, Texas

Under our Agreement with Dyami Energy LLC and Eagleford Energy Inc. we may spend up to $1,050,000 on the exploration and development of oil and/or gas from the San Miguel Lease. To earn our initial 21.25% working interest (net revenue interest 15.94%), we were obligated to drill and complete a vertical Test Well  in the San Miguel shale formation. We were also obligated to perform an injection operation on the Test Well. If the Test Well was prospective for production in commercial quantities, we were required to equip the Test Well and place it on production. If we determine that the Test Well is not prospective for production in commercial quantities, we are responsible for the abandonment of the Test Well.

During April and May 2011, we drilled and completed the Test Well, performed injection operations and earned our initial interest in the San Miguel Lease. The Test Well was drilled into the San Miguel heavy oil zone to a depth of 3,168 feet. The well encountered oil and was completed as a San Miguel producer. After completion, it was determined that the oil was subject to significant viscosity changes related to temperature reductions from formation to recovery at surface. The Test Well was stimulated with nitrified hydrochloric acid and placed on production. To date, however, oil viscosity has prohibited economic operation. Although we continue to investigate various methods to improve production from the Test Well, we cannot estimate what cost, if any, will be associated with future production efforts on the Lease. We have no current plans to expend the funds necessary to earn an additional interest in the San Miguel Lease.

As a result of the application of a full cost pool "ceiling test", we determined that the book value of the San Miguel Lease was impaired to the extent of its carrying value. Accordingly during the year ended August 31, 2011 and the three months ended November 30, 2011, we recognized a losses on the impairment of oil and gas assets of $835,659 and $44,335, respectively. The carrying value of oil and gas properties was likewise reduced to reflect the impairment of the Lease.

Kotaneelee Gas Project

Beginning in early fiscal 2011, we began pursuit of an acquisition of up to a 65% working interest in the KGP. The KGP covers 30,188 gross acres in the Yukon Territory in Canada. At January 10, 2012 the KGP had; two (2) gas wells producing approximately 4.5 MMCFD, three (3) suspended gas wells, one (1) disposal well, and a gas processing facility with capacity of 70 MMCFD. The KGP has a fully developed gas sales and delivery infrastructure, airstrip, storage tanks, barge dock and permanent camp facilities. We believe the KGP has significant conventional and shale gas potential and is supported by an environment of growing investment in gas exploration, processing and export in the Pacific Northwest.

Consulting, travel and legal expenses incurred during the three months ended November 30, 2011 in connection with our pursuit of the acquisition of the KGP totaled approximately $80,000.

Other

At November 30, 2010, we were relatively inactive. Our assets and liabilities totaled $7,568 and $185,346, respectively, and our accumulated deficit was $196,965. The $113,193 in expenses incurred during the three months ended November 30, 2010 related to our initial investigation of the KGP and the costs required to support strategic planning and regulatory compliance.

During the fiscal year ended August 31, 2011, we raised $1,709,401 through debt and equity financings and invested approximately $1,191,000 in the exploration of the San Miguel Lease and our pursuit of the acquisition of the KGP.

During the three months ended November 30, 2011, we expended approximately $122,000 in the exploration of the San Miguel Lease and our pursuit of the acquisition of the KGP. Our residual general and administrative expense for the three months ended November 30, 2011 (approximately $146,000) resulted from costs incurred to support our executive team, professional resources, and our accounting and administrative infrastructure.

At November 30, 2011, our current liabilities ($551,739) exceeded current assets ($343,736) by $208,003. Our current liabilities include accounts payable and accrued liabilities of $401,739 and non-interest bearing demand notes totaling $70,000 incurred in the normal course of business. We also had an $80,000 asset retirement obligation related to the San Miguel Test Well. All of our oil and gas assets were written-off in connection with the impairment of the San Miguel Lease. During December 2011, the demand notes totaling $70,000 were retired in exchange for shares of our common stock.

As of November 30, 2011, we had not generated any revenues.

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

Other than the obligations associated with our oil and gas leases, our material future contractual obligations as of November 30, 2011 are shown below.

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Loans and Advances	$70,000	$70,000	—	—	—

During December 2011, we retired $70,000 in non-interest bearing notes payable to an unrelated party. In exchange for the notes, we issued 23,334 investment units to the noteholder. The investment units were priced at $3.00 each and consisted of one share of our common stock, and one stock purchase warrant. Each stock purchase warrant entitles the holder to purchase one share of our common stock at a price of $4.50 per share until November 5, 2013.

As of November 30, 2011, we have accrued stock-based compensation totaling $86,774 under the terms of a consulting services agreement with an entity controlled by our Chief Executive Officer. During December 2011 we issued 22,974 shares of our restricted common stock, at a weighted average conversion price of $3.78 per share, in satisfaction of that liability under the agreement.

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

The trends and factors that will most significantly affect our results of operations include; (i) our ability to satisfy our capital requirements, (ii) our ability to effectively acquire oil and gas properties, (iii) our exploration success and the marketability of future production, if any, (iv) competition from other companies, and (vi) future fluctuations in the prices of oil and gas.

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

We may acquire an interest in the KGP. If we proceed with the transaction, we will have significant capital commitments which we will need to fund.  During the twelve month period ending January 1, 2013, early estimates indicate that investment in the KGP, including cash, the absorption of liabilities, and year one exploration costs may range from $30,600,000 to $36,600,000. We are attempting to raise the capital needed to implement our business plan.

We believe our plan of operations, exclusive of costs associated with additional acquired assets, will require from $1,000,000 to $1,500,000 in financing over the twelve-month period ending January 1, 2013.

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

As of January 12, 2012 we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, results of operations, liquidity or capital resources.

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

Petroleum and Natural Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. If we commence production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Costs of unproved properties are not amortized until the proved reserves associated with the projects can be determined or until impairment occurs. If an assessment of such properties indicates that properties are impaired, the amount of impairment is added to the capitalized cost base to be amortized.

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

For purposes of the statements of cash flows, we consider all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents.  Cash and cash equivalents totaled $327,175 and $487,017 at November 30, 2011 and August 31, 2011, respectively.

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

ITEM 4.        CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of November 30, 2011, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 6.        EXHIBITS

Exhibit Number	Exhibit Name

3.1.1	Articles of Incorporation(1)

3.1.2	Amendment to Articles of Incorporation(2)

3.2	Bylaws(3)

10.1	Farmout and Participation Agreement dated March 31, 2011(4)

31.1	Rule 13a-14(a) Certifications

31.2	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 dated November 12, 2008.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s 8-K report dated April 28, 2010.
(3)	Incorporated by reference to Exhibit 3.2 to the Company’s 8-K report dated April 28, 2010.
(4)	Incorporated by reference to Exhibit 10.1 to the Company’s 8-K report dated April 6, 2011.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EFL OVERSEAS, INC.

Dated: January 16, 2012	BY:	/s/ Keith Macdonald
Keith Macdonald,
Principal Executive Officer

	BY:	/s/ Herbert Schmidt
Herbert Schmidt,
Principal Financial and Accounting Officer