Form 10-Q
period 2012-02-29
EFL OVERSEAS, INC.
filed 2012-04-16
CIK 1448806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 29, 2012

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

As of April 16, 2012, the registrant had 7,253,989 outstanding shares of common stock.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

EFL OVERSEAS, INC.
(An Exploration Stage Company)
BALANCE SHEETS

	February 29,	August 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$174,695	$487,017
Prepaids	4,375	21,875
Other	5,604	3,436
Total current assets	184,674	512,328

Total assets	$184,674	$512,328

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$303,326	$299,701
Notes payable	-	72,500
Asset retirement obligation	80,000	80,000
Total current liabilities	383,326	452,201

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
7,253,989 and 7,196,870 common shares at February 29, 2012 and August 31, 2011, respectively	7,254	7,197
Additional paid-in capital	1,870,607	1,683,890
Deficit accumulated during the exploration stage	(2,076,513)	(1,630,960)
Total stockholders' equity (deficit)	(198,652)	60,127

Total liabilities and stockholders' equity (deficit)	$184,674	$512,328

The accompanying notes are an integral part of these unaudited financial statements.

EFL OVERSEAS, INC.
(An Exploration  Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative results
	Three Months Ended,		Six Months Ended,		from July 22, 2008 to
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011	February 29, 2012
OPERATING EXPENSES
Office, travel and general	$9,848	$12,419	$29,480	$15,907	$122,625
Management fees	75,000	15,000	150,000	30,000	348,548
Consulting	46,825	24,550	113,253	109,050	460,104
Professional fees	45,750	4,700	108,485	14,905	271,242
Oil and gas property impairment	-	-	44,335	-	879,994
	(177,423)	(56,669)	(445,553)	(169,862)	(2,082,513)
OTHER INCOME (EXPENSE)
Gain on forgiveness of accounts payable	-	-	-	-	6,000
NET LOSS	$(177,423)	$(56,669)	$(445,553)	$(169,862)	$(2,076,513)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.02)	$(0.01)	$(0.06)	$(0.03)

WEIGHTED AVERAGE NUMBER OF BASIC
AND DILUTED COMMON SHARES OUTSTANDING	7,230,066	6,659,844	7,213,468	6,629,757

The accompanying notes are an integral part of these unaudited financial statements.

EFL OVERSEAS, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative results
	Six Months Ended,		from July 22, 2008 to
	February 29, 2012	February 28, 2011	February 29, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(445,553)	$(169,862)	$(2,076,513)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on forgiveness of accounts payable	-	-	(6,000)
Oil and gas property impairment	44,335	-	879,994
Changes in working capital items -
Prepaids and other	15,332	(3,500)	(9,979)
Accounts payable and accrued liabilities	87,264	12,321	361,805
Net cash used in operating activities	(298,622)	(161,041)	(850,693)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures on oil and gas properties	(11,200)	-	(735,700)
Cash used by investing activities	(11,200)	-	(735,700)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock and warrants sold for cash, net of fees	-	166,100	1,656,851
Common stock redeemed for cash	-	-	(100)
Proceeds from notes payable	-	99,500	554,500
Repayments of notes payable	(2,500)	(82,000)	(484,500)
Loans from related parties	-	10,000	34,337
Net cash (used in) provided by financing activities	(2,500)	193,600	1,761,088

INCREASE (DECREASE) IN CASH	(312,322)	32,559	174,695

CASH, BEGINNING OF PERIOD	487,017	4,758	-

CASH, END OF PERIOD	$174,695	$37,317	$174,695

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Forgiveness of debt	$-	$-	$9,337
NON-CASH INVESTING ACTIVITIES:
Accrued expenditures on oil and gas properties	$33,135	$-	$64,294
Asset retirement obligation	$-	$-	$80,000
NON-CASH FINANCING ACTIVITIES
Common stock issued as repayment of note payable	$70,000	$-	$95,000
Common stock issued for services	$116,774	$-	$116,774

The accompanying notes are an integral part of these unaudited financial statements.

EFL OVERSEAS, INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
February 29, 2012
(Unaudited)

1.  BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The unaudited interim financial statements of EFL Overseas, Inc. (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six month periods ended February 29, 2012 are not necessarily indicative of the results that may be expected for the year ending August 31, 2012.

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

During April and May 2011, the Company drilled and completed a test well on the Lease (the “Test Well”), performed injection operations and earned its initial interest in the Lease. The Test Well was drilled into the San Miguel heavy oil zone to a depth of 3,168 feet. The well encountered oil and was completed as a San Miguel producer. After completion, it was determined that the oil was subject to significant viscosity changes related to temperature reductions from formation to recovery at surface. The Test Well was stimulated with nitrified hydrochloric acid and placed on production. To date, however, oil viscosity has prohibited economic operation. As a result of the application of a full cost pool "ceiling test", the Company determined that the book value of the Lease was impaired to the extent of its carrying value. Accordingly, during August 2011 and November 2011, the Company recognized losses on the impairment of oil and gas assets of $835,659 and $44,335, respectively. The carrying value of oil and gas properties was likewise reduced to reflect the impairment of the Lease.

The Company continues to investigate various methods to improve production from the Test Well.

3.  COMMON STOCK

On December 26, 2011, the Company retired $70,000 in non-interest bearing notes payable to an unrelated party. In exchange for the notes, the Company issued 23,334 investment units to the noteholder. The investment units were priced at $3.00 each and consisted of one share of the Company’s common stock, and one stock purchase warrant. Each stock purchase warrant entitles the holder to purchase one share of the Company’s common stock at a price of $4.50 per share until November 5, 2013. Using the Black-Scholes option pricing model, the Company recognized $22,211 as the fair value of the stock purchase warrants.

Under the terms of a consulting agreement with an entity controlled by the Company's Chief Executive Officer, the Company pays certain monthly fees in shares of its restricted common stock. As of November 30, 2011, the Company had accrued stock-based compensation under the consulting agreement totaling $86,774. During December 2011 the Company issued 22,974 shares of its common stock, at a weighted average price of $3.78 per share, in satisfaction of that liability. During the three months ended February 29, 2012, the Company incurred an additional $30,000 in stock-based compensation under the consulting agreement. Effective February 29, 2012, the Company issued an additional 10,811 shares of its common stock, at a weighted average price of $2.78 per share, in satisfaction of that liability. In each instance, the weighted average price was calculated using the average closing price of the Company’s common stock on the last trading-day of the applicable monthly earning period.

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

As of April 16, 2012 we did not have any proven reserves, and had not generated any revenue.

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

As a result of the application of a full cost pool "ceiling test", we determined that the book value of the San Miguel Lease was impaired to the extent of its carrying value. Accordingly, during the year ended August 31, 2011 and the three months ended November 30, 2011, we recognized losses on the impairment of oil and gas assets of $835,659 and $44,335, respectively. The carrying value of oil and gas properties was likewise reduced to reflect the impairment of the Lease. We have made no additional expenditures on the San Miguel Lease since November 30, 2011.

Kotaneelee Gas Project

Beginning in early fiscal 2011, we began pursuit of an acquisition of up to a 65% working interest in the KGP. The KGP covers 30,188 gross acres in the Yukon Territory in Canada. At April 16, 2012 the KGP had; two (2) producing gas wells, three (3) suspended gas wells, one (1) disposal well, and a gas processing facility with capacity of 70 MMCFD. The KGP has a fully developed gas sales and delivery infrastructure, airstrip, storage tanks, barge dock and permanent camp facilities. We believe the KGP has significant conventional and shale gas potential and is supported by an environment of growing investment in gas processing and export in the Pacific Northwest. Current declines in natural gas prices, however, have resulted in delays in our capital formation related to natural gas exploration.

Other

During the fiscal year ended August 31, 2011, we raised $1,709,401 through debt and equity financings and invested approximately $1,191,000 in the exploration of the San Miguel Lease and our pursuit of the acquisition of the KGP.

Our general and administrative expense for the three and six months ended February 29, 2012 increased by $120,754 (213%) from $56,669 to $177,423 and $275,691 (162%) from $169,861 to $445,553, respectively, when compared to the same periods during the prior year. Of those increases approximately $95,562 and $220,335, respectively, was expended in connection with our exploration of the San Miguel Lease and our pursuit of the acquisition of the KGP. The residual increase in our general and administrative expense during these periods resulted from costs incurred to support our executive team, professional resources, and our accounting and administrative infrastructure.

We recognized no revenues during the six months ended February 29, 2012 or from our inception to date.

We expect our expenses will continue to increase as we expand operations. We are actively seeking additional capital to fund those expenditures.

During the remainder of fiscal 2012 we plan to identify, investigate and complete asset acquisition(s) and pursue joint venture agreements with third parties to explore for natural resources in Canada, the United States or other parts of the world.

Liquidity and Capital Resources

The oil and gas industry is cyclical in nature and tends to reflect general economic conditions. The pattern of historic price fluctuations in oil and gas has resulted in additional uncertainty in capital markets. These limitations may inhibit the size and timing of exploration ventures.

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

Other than the obligations associated with our oil and gas leases, we have no material future contractual obligations as of February 29, 2012.

At February 29, 2012, our current liabilities ($383,326) exceeded current assets ($184,674) by $198,652. Our current liabilities include accounts payable and accrued liabilities of $303,326 and an $80,000 asset retirement obligation related to the San Miguel Test Well. All of our oil and gas assets were written-off in connection with the impairment of the San Miguel Lease.

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

As of November 30, 2011, we had accrued stock-based compensation totaling $86,774 under the terms of a consulting agreement with an entity controlled by our Chief Executive Officer. During December 2011, we issued 22,974 shares of our restricted common stock, at a weighted average price of $3.78 per share, in satisfaction of that liability. During the three months ended February 29, 2012, we  incurred an additional $30,000 in stock-based compensation under this consulting agreement. Effective February 29, 2012, we issued an additional 10,811 shares of our common stock, at a weighted average price of $2.78 per share, in satisfaction of that liability.

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

The trends and factors that will most significantly affect our results of operations include; (i) our ability to satisfy our capital requirements, (ii) our ability to effectively acquire oil and gas properties, (iii) our exploration success and the marketability of future production, if any, (iv) competition from other companies, and (vi) the current decline in the price of natural gas.

In connection with the San Miguel Farmout Agreement, we obtained $400,000 in temporary financing from our largest shareholder. This financing was subject to a non-interest bearing demand note payable. The entire $400,000 note balance was repaid from proceeds of a private placement of investment units during April 2011.

We may acquire an interest in the KGP. If we proceed with the transaction, we will have significant capital commitments which we will need to fund.  During the twelve month period ending May 1, 2013, early estimates indicate that investment in the KGP, including cash, the absorption of liabilities, and year one exploration costs may range from $30,600,000 to $36,600,000. We are attempting to raise the capital needed to implement our business plan.

We believe our plan of operations, exclusive of costs associated with additional acquired assets, will require from $1,000,000 to $1,500,000 in financing over the twelve-month period ending May 1, 2013.

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

As of April 16, 2012, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, results of operations, liquidity or capital resources.

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

The capitalized costs included in the full cost pool are subject to a "ceiling test" (based on the average of 12-month  first-day-of-the-month prices), which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized. If net capitalized costs exceed this limit, the excess is charged to expense in the current period. At February 29, 2012, all of our oil and gas interests were impaired and expensed.

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

We consider all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents.  Cash and cash equivalents totaled $174,695 and $487,017 at February 29, 2012 and August 31, 2011, respectively.

Stock Based Compensation

We record compensation expense for stock based payments using the fair value method. The fair value of stock based compensation to directors and employees is determined using the Black-Scholes option valuation model at the time of grant. Fair value for common shares issued for goods or services rendered by non-employees is measured based on the fair value of the goods and services received. Share-based compensation is expensed with a corresponding increase to share capital. Upon the exercise of stock options, the consideration paid is recorded as an increase in share capital.

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

Earnings per share

We present both basic and diluted earnings (loss) per share (EPS) on the face of the statements of operations. Basic EPS is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Diluted EPS figures are equal to those of basic EPS for each period since we have no dilutive stock options and warrants and we are in a loss position.

ITEM 4.    CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of February 29, 2012, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

See Part I, Item 2 of this report for information concerning securities we sold during the fiscal quarter ended February 29, 2012.

We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of these securities. We did not pay any underwriting discounts or sales commissions in connection with the issuance of these shares.

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

EFL OVERSEAS, INC.

Dated: April 16, 2012	BY:	/s/ Keith Macdonald
Keith Macdonald,
Principal Executive Officer

	BY:	/s/ Herbert Schmidt
Herbert Schmidt,
Principal Financial and Accounting Officer