Form 10-Q
period 2012-05-31
EFL OVERSEAS, INC.
filed 2012-07-16
CIK 1448806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

As of July 16, 2012, the registrant had 8,559,895 outstanding shares of common stock.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EFL OVERSEAS, INC.
(An Exploration Stage Company)
BALANCE SHEETS

	May 31,	August 31,
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$112,179	$487,017
Prepaids	6,040	21,875
Other	5,604	3,436
Total current assets	123,823	512,328

Total assets	$123,823	$512,328

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$370,195	$299,701
Notes payable	-	72,500
Asset retirement obligation	80,000	80,000
Total current liabilities	450,195	452,201

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
7,268,227 and 7,196,870 common shares at May 31, 2012 and August 31, 2011, respectively	7,268	7,197
Additional paid-in capital	1,900,593	1,683,890
Deficit accumulated during the exploration stage	(2,234,233)	(1,630,960)
Total stockholders' equity (deficit)	(326,372)	60,127
Total liabilities and stockholders' equity (deficit)	$123,823	$512,328

The accompanying notes are an integral part of these unaudited financial statements.

EFL OVERSEAS, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended,		Nine Months Ended,		Cumulative results from July 22, 2008 to
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011	May 31, 2012
OPERATING EXPENSES
Office, travel and general	$30,652	$20,283	$60,132	$36,190	$153,277
Management fees	75,000	68,595	225,000	98,595	423,548
Consulting	29,700	65,405	142,953	174,455	489,804
Professional fees	22,368	10,930	130,853	25,835	293,610
Oil and gas property impairment	-	-	44,335	-	879,994
	(157,720)	(165,213)	(603,273)	(335,075)	(2,240,233)
OTHER INCOME (EXPENSE)
Gain on forgiveness of accounts payable	-	-	-	-	6,000
NET LOSS	$(157,720)	$(165,213)	$(603,273)	$(335,075)	$(2,234,233)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.02)	$(0.02)	$(0.08)	$(0.05)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	7,254,144	6,959,587	7,227,126	6,740,908

The accompanying notes are an integral part of these unaudited financial statements.

EFL OVERSEAS, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative results
	Nine Months Ended,		from July 22, 2008 to
	May 31, 2012	May 31, 2011	May 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(603,273)	$(335,075)	$(2,234,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of accounts payable	-	-	(6,000)
Oil and gas property impairment	44,335	-	879,994
Changes in working capital items -
Prepaids and other	13,667	(12,755)	(11,644)
Accounts payable and accrued liabilities	184,133	70,783	458,674
Net cash used in operating activities	(361,138)	(277,047)	(913,209)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures on oil and gas properties	(11,200)	(610,676)	(735,700)
Cash used by investing activities	(11,200)	(610,676)	(735,700)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock and warrants sold for cash, net of fees	-	1,646,900	1,656,851
Common stock redeemed for cash	-	-	(100)
Proceeds from notes payable	-	499,500	554,500
Repayments of notes payable	(2,500)	(482,000)	(484,500)
Loans from related parties	-	10,000	34,337
Net cash (used in) provided by financing activities	(2,500)	1,674,400	1,761,088

INCREASE (DECREASE) IN CASH	(374,838)	786,677	112,179

CASH, BEGINNING OF PERIOD	487,017	4,758	-

CASH, END OF PERIOD	$112,179	$791,435	$112,179

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Forgiveness of debt	$-	$-	$9,337
NON-CASH INVESTING ACTIVITIES:
Accrued expenditures on oil and gas properties	$33,135	$-	$64,294
Asset retirement obligation	$-	$80,000	$80,000
NON-CASH FINANCING ACTIVITIES
Common stock issued as repayment of note payable	$70,000	$25,000	$95,000
Common stock issued for services	$146,774	$-	$146,774

The accompanying notes are an integral part of these unaudited financial statements.

EFL OVERSEAS, INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

1.  BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The unaudited interim financial statements of EFL Overseas, Inc. (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine month periods ended May 31, 2012 are not necessarily indicative of the results that may be expected for the year ending August 31, 2012.

Recent Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

2.  OIL AND GAS PROPERTIES

Kotaneelee Gas Project

During fiscal 2011, the Company began pursuit of the acquisition of up to a 65% working interest in the Kotaneelee Gas Project (the “KGP”). The KGP covers 30,188 gross acres, more or less, located in the Yukon Territory, Canada (the “Lands”).  More particularly, the KGP includes the Lands together with a gas dehydration plant (capacity: 70 million cubic feet per day (“MMCFD”)), one gas well producing approximately 3.5 MMCFD, one water disposal well (capacity: 6,000 barrels per day), two suspended gas wells, flarestack, storage tanks, airstrip, roads, gathering systems, geological data, equipment, and other transportation and camp infrastructure.

During June 2012, the Company entered into a conditional Agreement of Purchase and Sale with Devon Canada related to the KGP. See Note 4.

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

The Company continues to investigate various methods to improve production from the Test Well. In the event the Company is unable to substantially improve production, it intends to abandon the Test Well, or actively pursue the sale of its interest in the Lease.

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

Under the terms of a consulting agreement with an entity controlled by the Company’s Chief Executive Officer, the Company pays certain monthly fees in shares of its restricted common stock. As of November 30, 2011, the Company had accrued stock-based compensation under the consulting agreement totaling $86,774. In December 2011 the Company issued 22,974 shares of its common stock, at a weighted average price of $3.78 per share, in satisfaction of that liability. During the six months ended May 31, 2012, the Company incurred an additional $60,000 in stock-based compensation under the consulting agreement. Effective February 29, 2012 and May 31, 2012, the Company issued an additional 10,811 and 14,238 shares of its common stock, at a weighted average prices of $2.78 and $2.11 per share, respectively, in satisfaction of that liability. In each instance, the weighted average price was calculated using the average closing price of the Company’s common stock on the last trading-day of the applicable monthly earning period.

4.  SUBSEQUENT EVENTS

Kotaneelee Gas Project

On June 29, 2012, the Company entered into a conditional Agreement of Purchase and Sale (the “Purchase Agreement”) with Devon Canada (“Devon”) for the acquisition of its entire right and interest (generally a working interest of 22.989%, with a working interest of 69.337% in one producing gas well) in the KGP (the “Devon Assets”).

In exchange for the Devon Assets, the Company agreed to pay CAD$270,000 (USD$266,500) in cash, and indemnify Devon against its portion of the abandonment, reclamation and environmental liabilities associated with the Devon Assets. Early estimates of those liabilities range from USD$7,000,000 to USD$8,000,000. To secure the Company’s indemnity, it agreed to provide Devon a corporate guarantee (the “Guarantee”) in the amount of CAD$10,000,000 (USD$9,870,000) and deliver letters of credit (the “Letters of Credit”) totaling CAD$5,000,000 (USD$4,935,000) to Devon and the government of the Yukon Territory. The amount of the Letters of Credit will reduce the amount of the Guarantee on a dollar-for-dollar basis. The Company intends to actively develop and explore the Devon Assets which will defer these potential liabilities into the longer term.

The Company anticipates that the Guarantee will be provided to Devon by its largest shareholder, Holloman Corporation, in exchange for 3,250,000 shares of  the Company’s restricted common stock. Likewise, the Letters of Credit will be provided to Devon and the government of the Yukon Territory, by Pacific LNG Operations Ltd. (“PLNG”), in exchange for 4,000,000 shares of the Company’s restricted common stock. Henry Aldorf, the Chairman of the Company’s Board of Directors, is President of PLNG.

The closing of the Purchase Agreement is scheduled for July 18, 2012, and is subject to certain conditions which include, but are not limited to; the Company’s ability to secure adequate financing, appropriate approvals, due diligence and delivery of the required Guarantee and Letters of Credit.

On July 7, 2012 the Company also signed a letter of intent (the “Nahanni LOI”) with Nahanni Energy, Inc. (“Nahanni”) for the acquisition of its 30.664% working interest in the KGP (the “Nahanni Assets”). Under the terms of the Nahanni LOI, the Company will purchase the Nahanni Assets for CAD$400,000 (USD$394,800) in cash, and CAD$4,100,000 (USD$4,046,800) payable in shares of its restricted common stock. The Company has also agreed to indemnify Nahanni against its portion of the abandonment, reclamation and environmental liabilities associated with the Nahanni Assets. Early estimates of those liabilities range from USD$9,200,000 to USD$10,700,000. The Company intends to actively develop and explore the Nahanni Assets which will defer these potential liabilities into the longer term. The acquisition of the Nahanni Assets will be facilitated by a tax deferred exchange of shares.

The Nahanni LOI is subject to certain conditions which include, but are not limited to; execution of definitive agreements, and board/shareholder approvals (including certain shareholder lock-up requirements).

The Company is also pursuing the acquisition of additional working interests in the KGP.

Sales of Common Stock

During the period from June 26, 2012 through July 16, 2012, the Company sold 1,291,668 shares of its common stock to twelve (12) accredited investors at a price of $1.20 per share. Gross proceeds from these private placements totaled $1,550,000. The Company paid $33,222  in finder’s fees in connection with the sale of these shares.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

EFL Overseas, Inc. is a development stage company incorporated in the State of Nevada on July 22, 2008. We focus our business efforts on the acquisition, exploration and development of oil and gas properties in the United States and Canada. Prior to March 2011, we were relatively inactive. During March 2011, we initiated oil and gas operations by entry into a Farmout and Participation Agreement with Dyami Energy LLC and Eagleford Energy Inc. (the “Eagleford Agreement”).

We are pursuing the acquisition of working interests in the Kotaneelee Gas Project (the “KGP”). On June 29, 2012, we entered into a conditional Agreement of Purchase and Sale with Devon Canada (the “Devon Purchase Agreement”) for the acquisition of its entire right and interest (generally a working interest of 22.989%, with a working interest of 69.337% in one producing gas well) in the KGP (the “Devon Assets”). In addition, on July 7, 2012 we signed a letter of intent (the “Nahanni LOI”) with Nahanni Energy, Inc. (“Nahanni”) for the acquisition of its 30.664% working interest in the KGP (the “Nahanni Assets”).

As of May 31, 2012 we did not have any proven reserves, and had not generated any revenue.

Financial Condition and Results of Operations

Kotaneelee Gas Project

During fiscal 2011, we began pursuit of an acquisition of up to a 65% working interest in the KGP. The KGP covers 30,188 gross acres in the Yukon Territory in Canada, and includes; a gas dehydration plant (capacity: 70 million cubic feet per day (“MMCFD”)), one gas well producing approximately 3.5 MMCFD, one water disposal well (capacity: 6,000 barrels per day), and two suspended gas wells. The KGP has a fully developed gas gathering, sales and delivery infrastructure, airstrip, roads, flarestack, storage tanks, barge dock and permanent camp facilities. We believe the KGP has significant conventional and shale gas potential and is supported by an environment of growing investment in gas processing and export in the Pacific Northwest.

In exchange for the Devon Assets, we have agreed to pay CAD$270,000 (USD$266,500) in cash, and indemnify Devon Canada against its portion of the abandonment, reclamation and environmental liabilities associated with the Devon Assets. Early estimates of those liabilities range from USD$7,000,000 to USD$8,000,000. To secure our indemnity, we have agreed to provide Devon Canada a corporate guarantee (the “Guarantee”) in the amount of CAD$10,000,000 and deliver letters of credit (the “Letters of Credit”) totaling CAD$5,000,000 to Devon Canada and the government of the Yukon Territory. The amount of the Letters of Credit will reduce the amount of the Guarantee on a dollar-for-dollar basis. We intend to actively develop and explore the KGP lands which will defer potential abandonment and reclamation liabilities into the longer term.

We currently anticipate that the Guarantee will be provided to Devon Canada by our largest shareholder, Holloman Corporation, in exchange for 3,250,000 shares of our restricted common stock. Likewise, the Letters of Credit will be provided to Devon Canada and the government of the Yukon Territory, by Pacific LNG Operations Ltd. (“PLNG”), in exchange for 4,000,000 shares of our restricted common stock. PLNG is an investor specializing in energy related transactions and is currently a 47.5%  partner in Liquid Niugini Gas Ltd., a company established to build and operate a facility to deliver liquid natural gas and natural gas liquids in Papua New Guinea. PLNG also holds a substantial indirect interest in the Elk and Antelope gas discoveries in Papua New Guinea. Henry Aldorf, the Chairman of our Board of Directors, is President of PLNG.

The closing of the Devon Purchase Agreement is scheduled for July 18, 2012. The completion of the acquisition of the Devon Assets is subject to certain conditions which include, but are not limited to; our ability to secure adequate financing, appropriate approvals, due diligence and delivery of the required Guarantee and Letters of Credit.

Under the terms of the Nahanni LOI, we will purchase the Nahanni Assets for CAD$400,000 (USD$394,800) in cash, and CAD$4,100,000 (USD$4,046,800) payable in shares of our restricted common stock. We have also agreed to indemnify Nahanni against its portion of the abandonment, reclamation and environmental liabilities associated with the Nahanni  Assets. Early estimates of those liabilities range from USD$9,200,000 to USD$10,700,000. We anticipate our acquisition of the Nahanni Assets will be facilitated by a tax deferred exchange of shares.

The Nahanni LOI is subject to certain conditions which include, but are not limited to; execution of definitive agreements, and board/shareholder approvals (including certain shareholder lock-up requirements).

We are also pursuing the acquisition of additional working interests in the KGP.

Oil and Gas Operations - Zavala County, Texas

The Eagleford Agreement provided for our acquisition of a net working interest, ranging from 21.25% to 42.5%, in a 2,629 acre oil and gas lease known as the Matthews Lease, insofar as that lease covers from the surface to the base of the San Miguel formation (the “San Miguel Lease”). The San Miguel Lease is located in Zavala County, Texas, and has no current production.

Under the Eagleford Agreement, to earn our initial 21.25% working interest (net revenue interest 15.94%), we were obligated to drill and complete a vertical Test Well in the San Miguel shale formation. We were also obligated to perform an injection operation on the Test Well. If the Test Well was prospective for production in commercial quantities, we were required to equip the Test Well and place it on production. If we determine that the Test Well is not prospective for production in commercial quantities, we are responsible for the abandonment of the Test Well.

During April and May 2011, we drilled and completed the Test Well, performed injection operations and earned our initial interest in the San Miguel Lease. The Test Well was drilled into the San Miguel heavy oil zone to a depth of 3,168 feet. The well encountered oil and was completed as a San Miguel producer. After completion, it was determined that the oil was subject to significant viscosity changes related to temperature reductions from formation to recovery at surface. The Test Well was stimulated with nitrified hydrochloric acid and placed on production. To date, however, oil viscosity has prohibited economic operation. Although we continue to investigate various methods to improve production from the Test Well, we cannot estimate what cost, if any, will be associated with future production efforts on the Lease. We have no current plans to spend the funds necessary to earn an additional interest in the San Miguel Lease. In the event we are unable to substantially improve production, we intend to abandon the Test Well, or actively pursue the sale of our interest in the Lease.

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

Other

During the fiscal year ended August 31, 2011, we raised $1,709,401 through debt and equity financings and invested approximately $1,191,000 in the exploration of the San Miguel Lease and the acquisition of our interests the KGP.

Our operating expenses for the three months ended May 31, 2012 (which include office expense, travel and the fees we pay management, consultants and professionals) remained steady, decreasing by only $7,493 (5%) from $165,213 to $157,720, when compared to the same period during the prior year. For the nine months ended May 31, 2012, our operating expenses increased by $268,198 (80%) from $335,075 to $603,273 when compared to the same period during the prior year. In largest part, that increase represents amounts spent in connection with our exploration of the San Miguel Lease and our acquisition of interests in the KGP.

We expect our expenses will continue to increase as we complete acquisitions and expand operations. We are actively seeking additional capital to fund those expenditures.

In June 2012, we expanded our board of directors and executive team to better support our financing and operational efforts.  During the remainder of fiscal 2012 we plan to complete our asset acquisition(s) and pursue additional financing to support our exploration and develop plans.

The trends and factors that will most significantly affect our results of operations include; (i) our ability to satisfy our capital requirements, (ii) our ability to effectively acquire oil and gas properties, (iii) our exploration success and the marketability of future production, if any, (iv) competition from other companies, and (vi) the current decline in the price of natural gas.

Liquidity and Capital Resources

We plan to generate profits by drilling productive oil or gas wells or improving the production of existing wells. We will, however, need to raise the acquisition, exploration and development funds we require through the sale of our securities, from loans from third parties, or by joint venturing operations with partners which will pay a portion of the costs required to explore for oil and gas in the area covered by our leases.

If we complete our KGP working interest acquisitions, we will have significant capital commitments. During the twelve month period ending July 2013, early estimates indicate that investment in the KGP, including cash, the absorption of liabilities, and year one exploration costs may range from $30,600,000 to $36,600,000. We are attempting to raise the capital needed to implement our business plan.

Other than the obligations associated with our oil and gas leases, we have no material future contractual obligations as of May 31, 2012.

At May 31, 2012, our current liabilities ($450,195) exceeded current assets ($123,823) by $326,372. During the period from June 26, 2012 through July 16, 2012, however, we sold 1,291,668 shares of our common stock to twelve (12) accredited investors at a price of $1.20 per share. Gross proceeds from these private placements totaled $1,550,000. We paid $33,222 in finder’s fees in connection with the sale of these shares.

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

As of November 30, 2011, we had accrued stock-based compensation totaling $86,774 under the terms of a consulting agreement with an entity controlled by our Chief Executive Officer. During December 2011, we issued 22,974 shares of our restricted common stock, at a weighted average price of $3.78 per share, in satisfaction of that liability. During the six (6) months ended May 31, 2012, we incurred an additional $60,000 in stock-based compensation under the consulting agreement. Effective February 29, 2012 and May 31, 2012, we issued an additional 10,811 and 14,238 shares of our common stock, at a weighted average prices of $2.78 and $2.11 per share, respectively, in satisfaction of that liability.

During May 2011, we sold 120,000 investment units. The investment units were priced at $3.00 each and consisted of one share of our common stock and one stock purchase warrant. Each stock purchase warrant entitles the holder to purchase one share of our common stock at a price of $4.50 per share until April 15, 2013. Proceeds from the private placement totaled $360,000, all of which were paid in cash. We paid $2,400 in finder’s fees in connection with the sale of the units. Our Chief Executive Officer acquired 50,000 investment units in this private placement.

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

We believe our plan of operations, exclusive of costs associated with the KGP or other acquired assets, will require from $1,000,000 to $1,500,000 in financing over the twelve-month period ending July 2013.

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

As of July 16, 2012, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, results of operations, liquidity or capital resources.

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

The capitalized costs included in the full cost pool are subject to a "ceiling test" (based on the average of 12-month  first-day-of-the-month prices), which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized. If net capitalized costs exceed this limit, the excess is charged to expense in the current period. At May 31, 2012, all of our oil and gas interests were impaired and expensed.

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

We consider all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents.  Cash and cash equivalents totaled $112,179 and $487,017 at May 31, 2012 and August 31, 2011, respectively.

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

Earnings per share

We present both basic and diluted earnings (loss) per share (“EPS”) on the face of the statements of operations. Basic EPS is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Diluted EPS figures are equal to those of basic EPS for each period since we are in a loss position.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of May 31, 2012, our disclosure controls and procedures were effective.

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

During the three months ended May 31, 2012, we accrued stock-based compensation totaling $30,000 under the terms of a consulting agreement with an entity controlled by our Chief Executive Officer. Effective May 31, 2012, we issued 14,238 shares of our common stock, at a weighted average price of $2.11 per share, in satisfaction of that liability.

We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of these shares. The certificate representing the shares of common stock bears a restricted legend providing that it cannot be sold unless pursuant to an effective registration statement or an exemption from registration.  We did not pay any underwriting discounts or sales commissions in connection with the issuance of these shares.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Name

3.1.1	Articles of Incorporation(1)

3.1.2	Amendment to Articles of Incorporation(2)

3.2	Bylaws(3)

10.1	Agreement of Purchase and Sale between Devon Canada and EFL Overseas dated June 29, 2012

31.1	Rule 13a-14(a) Certifications

31.2	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 dated November 12, 2008.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s 8-K report dated April 28, 2010.
(3)	Incorporated by reference to Exhibit 3.2 to the Company’s 8-K report dated April 28, 2010.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EFL OVERSEAS, INC.

Dated: July 16, 2012	BY:	/s/ Keith Macdonald
Keith Macdonald,
Principal Executive Officer

	BY:	/s/ Herbert Schmidt
Herbert Schmidt,
Principal Financial and Accounting Officer