Form 10-Q
period 2012-11-30
EFL OVERSEAS, INC.
filed 2013-01-14
CIK 1448806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2012

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

As of January 10, 2013, the registrant had 19,022,020 outstanding shares of common stock.

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties. Any statement which does not contain an historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors outlined in our latest Form 10-K filed with U.S. Securities Exchange Commission (“SEC”) on November 29, 2012 and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements.

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EFL OVERSEAS, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
	2012	2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$2,913,630	$2,206,347
Accounts receivable
Accrued gas sales	176,977	178,225
Joint interest owners and other	397,449	122,745
Prepaids	155,739	204,892
Other	70,370	17,919
Total current assets	3,714,165	2,730,128

OIL AND GAS PROPERTIES, full cost method
Proved properties, net of accumulated depletion and depreciation of $486,923	31,343,037	15,232,824
Unproven properties	15,800,124	6,465,622
	47,143,161	21,698,446

OTHER ASSETS - Goodwill	1,194,365	1,194,365

Total assets	$52,051,691	$25,622,939

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,792,233	$1,483,041
Asset retirement obligation - current	80,000	80,000
Total current liabilities	2,872,233	1,563,041

NONCURRENT LIABILITIES
Asset retirement obligations	16,588,410	7,057,716
Deferred income taxes	3,164,790	-
Total Liabilities	22,625,433	8,620,757

STOCKHOLDERS' EQUITY
Capital Stock
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
19,022,020 and 17,478,539 common shares at November 30, 2012 and August 31, 2012, respectively	19,022	17,479
Additional paid-in capital	28,018,141	21,830,083
Accumulated other comprehensive loss	2,270	(7,299)
Retained earnings (accumulated deficit) during the exploration stage	1,386,825	(4,838,081)
Total stockholders' equity	29,426,258	17,002,182

Total liabilities and stockholders' equity	$52,051,691	$25,622,939

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EFL OVERSEAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative results
	Three Months Ended November 30,		from July 22, 2008 to
	2012	2011	November 30, 2012
REVENUE
Gas sales, net	$50,216	$-	$301,506

EXPENSES
Lease operating expenses	195,310	-	450,453
Management and director's fees	273,836	75,000	1,470,220
Stock-based compensation expense	694,703	-	1,483,980
Consulting fees	665,389	66,428	1,542,367
Professional fees	269,145	62,735	649,389
Office, travel and general	143,013	19,632	459,620
Accretion of asset retirement obligations	94,168	-	94,168
Depletion, depreciation and amortization	91,843	-	492,587
Oil and gas property impairment	-	44,335	879,994
Total Expenses	2,427,407	268,130	7,522,778

OPERATING LOSS	(2,377,191)	(268,130)	(7,221,272)

OTHER INCOME
Gain on acquisition of assets	11,766,887	-	11,766,887
Gain on forgiveness of accounts payable	-	-	6,000
NET INCOME (LOSS) before taxes	9,389,696	(268,130)	4,551,615
Provision for income tax	(3,164,790)	-	(3,164,790)
NET INCOME (LOSS)	$6,224,906	$(268,130)	$1,386,825
Foreign currency translation	9,569	-	2,270
COMPREHENSIVE INCOME (LOSS)	$6,234,475	$(268,130)	$1,389,095

EARNINGS (LOSS) PER SHARE
Basic	$0.34	$(0.04)
Diluted	$0.33	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	18,163,412	7,196,870
Diluted	19,067,343	7,196,870

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EFL OVERSEAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative results
	Three Months Ended November 30,		from July 22, 2008 to
	2012	2011	November 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$6,224,906	$(268,130)	$1,386,825
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation and fee payments	710,865	-	2,746,673
Unrealized foreign exchange losses	9,569	-	2,270
Gain on forgiveness of accounts payable	-	-	(6,000)
Gain on acquisition of Nahanni assets	(11,766,887)	-	(11,766,887)
Depletion, depreciation and amortization	91,843	-	496,927
Accretion of asset retirement obligations	94,168	-	94,168
Oil and gas property impairment	-	44,335	879,994
Deferred income tax provision	3,164,790	-	3,164,790
Changes in working capital items -
Accounts receivable	(273,456)	-	(574,426)
Prepaids and other	(3,298)	8,750	(226,109)
Accounts payable and accrued liabilities	814,872	57,703	1,394,452
Net cash used in operating activities	(932,628)	(157,342)	(2,407,323)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures on oil and gas properties	-	-	(735,700)
Acquisition of oil and gas interests	(132,600)	-	(421,895)
Net cash used in investing activities	(132,600)	-	(1,157,595)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock and warrants sold for cash, net of fees	1,772,511	-	6,374,311
Common stock redeemed for cash	-	-	(100)
Proceeds from notes payable	-	-	554,500
Repayments of notes payable	-	(2,500)	(484,500)
Loans from related parties	-	-	34,337
Net cash (used in) provided by financing activities	1,772,511	(2,500)	6,478,548

INCREASE (DECREASE) IN CASH	707,283	(159,842)	2,913,630

CASH, BEGINNING OF PERIOD	2,206,347	487,017	-

CASH, END OF PERIOD	$2,913,630	$327,175	$2,913,630

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Forgiveness of debt	$-	$-	$9,337
NON-CASH INVESTING ACTIVITIES:
Accrued expenditures on oil and gas properties	$-	$44,335	$97,429
Asset retirement obligation incurred	$-	$-	$80,000
Asset retirement obligation acquired in Devon Acquisition	$-	$-	$7,057,716
Asset retirement obligation acquired in Nahanni acquisition	$9,436,526	$-	$9,436,526
NON-CASH FINANCING ACTIVITIES
Common stock issued as repayment of note payable	$-	$-	$165,000
Common stock issued for services	$32,500	$-	$1,821,331
Common stock issued for Devon assets	$-	$-	$15,950,000
Exchangeable shares granted for Nahanni assets	$4,190,643	$-	$4,190,643

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EFL OVERSEAS, INC.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  BASIS OF PRESENTATION

Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of EFL Overseas, Inc. (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended August 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation have been made. Operating results for the three month period ended November 30, 2012 are not necessarily indicative of the results that may be expected for the year ending August 31, 2013.

Recent Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

2.  OIL AND GAS PROPERTIES

Oil and Gas Acquisition – Kotaneelee Gas Project (the “KGP”)

On October 17, 2012, the Company completed a Share Purchase Agreement (the “Purchase Agreement”) with Nahanni Energy Inc., 1700665 Alberta Ltd., Apex Energy (2000), Inc. and Canada Southern Petroleum #1 L.P. (jointly “Nahanni”) for the acquisition of its entire right and interest (generally a working interest of 30.664%) in the KGP (the “Nahanni Assets”).

The KGP covers 30,542 gross acres in the Yukon Territory in Canada, and includes; a gas dehydration plant (capacity: 70 million cubic feet per day), one gas well temporarily shut in for maintenance, one water disposal well (capacity: 6,000 barrels per day), and two suspended gas wells. The KGP has a fully developed gas gathering, sales and delivery infrastructure, airstrip, roads, flarestack, storage tanks, barge dock and permanent camp facilities.

As consideration for the Nahanni Assets, the Company paid Nahanni approximately $13,761,000. The consideration was comprised of approximately $133,000 in cash ($398,550 offset by $265,950 paid in connection with the acquisition of the Devon Assets in settlement of certain Nahanni indebtedness), 1,614,767 shares of one of the Company’s subsidiaries, which are exchangeable for 1,614,767 shares of the Company’s restricted common stock valued at approximately $4,191,000, and the absorption of approximately $9,437,000 in asset retirement obligations. The number of shares issued by the Company’s subsidiary was calculated by dividing the fair value of the exchangeable shares by the volume weighted average trading price of the Company’s stock for the ten (10) trading days prior to closing the Purchase Agreement.  The fair value of the exchangeable shares has been recorded as additional paid in capital in the Company’s equity. The exchangeable shares enjoy no voting or revenue participation rights in our subsidiary. Both the cash paid and stock issued for the Nahanni Assets are subject to certain holdbacks for asset related liabilities or breach of representations and warranties.

On July 18, 2012, the Company completed an acquisition of Devon Canada’s (“Devon”) entire right and interest (generally a working interest of 22.989%, with a working interest of 69.337% in one gas well) in the KGP. As consideration for Devon’s working interest in the KGP, (the “Devon Assets”), the Company paid approximately $23,298,000. The consideration was comprised of $290,000 in cash, 7,250,000 shares of the Company’s restricted common stock valued at $15,950,000, and the absorption of $7,058,000 in asset retirement obligations.

As a result of its purchase of the Nahanni Assets and Devon Assets, the Company now generally owns a 53.65% interest in the KGP, including a 100% interest in one producing well which was temporarily shut-in for maintenance during September, 2012.

The Company is also pursuing the acquisition of additional working interests in the KGP.

The Company records assets acquired and liabilities assumed at their estimated acquisition date fair values, while transaction and integration costs associated with the acquisitions are expensed as incurred.  The Company uses relevant market assumptions to determine fair value and allocate purchase price, such as future commodity pricing for purchased hydrocarbons, market multiples for similar transactions and replacement value for certain equipment.  Many of the assumptions are unobservable. The Company’s preliminary assessment of the fair value of the Nahanni Assets resulted in a valuation of $25,526,554. As a result of incorporating this information into the purchase price allocation, a gain on bargain purchase of $11,766,887 was recognized in the accompanying consolidated statement of operations. The gain on bargain purchase was primarily attributable to the strategic nature of the divestiture by the motivated seller, coupled with a confluence of certain favorable economic trends in the industry and the geographic region in which the Nahanni Assets are located.

The Company allocated the consideration paid for the Nahanni Assets and Devon assets based upon its preliminary assessment of their fair value at the dates of purchase, as follows:

	Fair Value of Assets Acquired
	Nahanni Assets	Devon Assets	Total
Asset Description
Proven Properties
Reserves and resources	$4,895,588	$7,037,002	$11,932,590
Plant and equipment	8,594,362	6,484,001	15,078,363
Gathering systems	2,383,405	1,788,001	4,171,406
Vehicles	–	4,527	4,527
Leasehold costs	254,828	388,246	643,074
	16,128,183	15,701,777	31,829,960
Unproven Leasehold Costs	9,398,371	6,401,753	15,800,124
	25,526,554	22,103,530	47,630,084
Goodwill	–	1,194,365	1,194,365
Total Assets Acquired - KGP	$25,526,554	$23,297,895	$48,824,449

San Miguel Oil Project

On March 31, 2011, the Company initiated oil and gas operations by entry into a Farmout and Participation Agreement which provided for its acquisition of a net working interest ranging from 21.25% to 42.5%, in a 2,629 acre oil and gas lease known as the Matthews Lease, insofar as that lease covers from the surface to the base of the San Miguel formation (the “San Miguel Lease”). The San Miguel Lease, Texas, is unproven and has no current production.

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

3.  ASSET RETIREMENT OBLIGATIONS

In connection with its acquisition of the Nahanni Assets and the Devon Assets, the Company acquired $9,436,526 and $7,057,716 in asset retirement obligations, respectively, relating with its portion of the abandonment, reclamation and environmental liabilities associated with the KGP. The Company also incurred $80,000 in asset retirement obligations related to the future plugging and abandonment of its Test Well on the San Miguel Lease located in Zavala County.

At November 30, 2012, the Company’s interest in the San Miguel Lease was impaired and expensed to the extent of its carrying value, which included the full amount of the associated asset retirement obligation. The entire asset retirement obligation relating to the San Miguel Lease has been classified as a current liability.

The following table summarizes amounts comprising the Company’s asset retirement obligations as of November 30, 2012:

Asset Retirement Obligations
Balance, August 31, 2011	$80,000
Liabilities incurred (acquired)	7,057,716
Accretion expense	––
Liabilities (settled)	––
Changes in asset retirement obligations	––
Balance, August 31, 2012	7,137,716
Liabilities incurred (acquired)	9,436,526
Accretion expense	249,976
Liabilities (settled)	––
Changes in asset retirement obligations	––
Total Balance, November 30, 2012	$16,824,218
Total Balance, November 30, 2012 - Current	$80,000
Total Balance, November 30, 2012 – Long Term	$16,744,218

4.  CAPITAL STOCK AND STOCK-BASED COMPENSATION

Sales of Common Stock

During October 2012, the Company sold 1,530,666 shares of its common stock to ten (10) accredited investors at a price of $1.20 per share. Gross proceeds from these private placements totaled $1,836,800. The Company paid $64,289 in finder’s fees in connection with the sale of these shares. The sales were made pursuant to the terms of the offering approved by the Company’s Board of Directors on May 29, 2012.

Stock-Based Compensation

During the three months ended November 30, 2012 the Company recognized $193,947 of non-cash expense related to stock-based compensation under its 2012 Non-Qualified Stock Option Plan (the “Option Plan”). As of November 30, 2012, $690,978 of total unrecognized compensation cost remains under the Option Plan. Of this amount, $360,440 and $330,538 are expected to be recognized during fiscal 2013, and fiscal 2014, respectively. The Company had no option plan in place during the three month period ended November 30, 2011.

During the three months ended November 30, 2012, fees totaling $32,250 were paid using 12,815 shares of the Company’s restricted common stock at a weighted average price of $2.54 per share. Of that amount, $30,000 (11,769 shares) were paid to an entity controlled by the Company’s Chief Executive Officer under the terms of a management consulting agreement. For the three months ended November 30, 2011, all fees incurred under this arrangement remained accrued and unpaid.

5.   RELATED PARTY TRANSACTIONS

Effective January 20, 2011, a company controlled by the Company’s Chief Executive Officer, its Chief Financial Officer, and an unrelated consultant (the “Finders”) entered into an agreement with the Company providing for the payment of finder’s compensation ranging from 5% (on transaction values greater than $1,000,000) to 10% (on transactions valued up to $300,000) on transactions introduced to the Company by or through the Finders for a period of two years (the “Finder’s Fee Agreement”). Under the Finder’s Fee Agreement, compensation is divided between the Finders and the Finders may elect whether the finder’s compensation is payable in cash, or shares of the Company’s restricted common stock. If the Finders elect to receive payment in stock, the shares into which finder’s compensation will be converted will be calculated using the average closing price of the Company’s common stock for the ten trading days preceding the closing date of the transaction to which the compensation relates. The Finder’s Fee Agreement specifically recognizes that the KGP has been presented to the Company by the Finders. During the three months ended November 30, 2012, finder’s compensation of $755,399 has been accrued under the Finder’s Fee Agreement in connection with the Company’s acquisition of the Nahanni Assets. No such fees were incurred during the three months ended November 30, 2011.

6. INCOME TAXES

The Company is subject to United States federal income taxes at an approximate rate of 35%, and Canadian income taxes at rate of 30%. The reconciliation of the provision for income taxes at the applicable statutory rate compared to the Company’s income tax expense as reported is as follows:

	Canadian	United States	Canadian	United States
	Three Months Ended	Three Months Ended	Year Ended	Year Ended
	November 30,	November 30,	August 31,	August 31,
	2012	2012	2012	2012
Net income (loss) before taxes	$11,018,960	$(1,785,075)	$(469,659)	$(2,744,710)

Statutory tax rates	30%	35%	30%	35%

Computed tax benefit (provision) at statuary rates	(3,305,688)	624,776	140,898	960,649
Net Operating Loss Carry Forward	140,898	1,529,566

Valuation Allowance	-	(2,154,342)	(140,898)	(960,649)
Provision for income taxes	$(3,164,790)	$-	$-	$-

The significant components of deferred income tax assets and liabilities at November 30, 2012 and August 31, 2012 are as follows:

	Canadian	United States	Canadian	United States
	Three Months Ended	Three Months Ended	Year Ended	Year Ended
	November 30,	November 30,	August 31,	August 31,
	2012	2012	2012	2012
Deferred income tax assets:
Impairment	$-	$307,998	$-	$307,998
Organization Costs	-	75,365	-	76,732
Accrued salaries	-	36,489	-	-
US net operating loss carryforwards	-	795,967	-	545,564
Canadian net operating loss carryforward	365,276	-	140,898	-
Stock compensation	-	938,523	-	599,273
Total deferred income tax assets	365,276	2,154,342	140,898	1,529,567

	Canadian	United States	Canadian	United States
	Year Ended	Year Ended	Year Ended	Year Ended
	November 30,	November 30,	August 31,	August 31,
	2012	2012	2012	2012

Deferred income tax liabilities:
Gain on acquisition of assets	$(3,530,066)	$-	$-	$-
Total deferred income tax liabilities	(3,530,066)	-	-	-

Total net deferred income tax asset (liability)	$(3,164,790)	$2,154,342	$140,898	$1,529,567
Less: valuation allowance	-	(2,154,342)	(140,898)	(1,529,567)
Deferred income tax asset (liability)	$(3,164,790)	-	$-	$-

During the period ended November 30, 2012, a gain on bargain purchase of $11,766,887 was recognized in the accompanying consolidated statement of operations. The gain on bargain purchase was primarily attributable to the strategic nature of the divestiture by the motivated seller, coupled with a confluence of certain favorable economic trends in the industry and the geographic region in which the Nahanni Assets are located. See Note 3 for additional information regarding the purchase of assets and the related gain. This gain was not recognized for tax purposes.

At November 30, 2012, the Company has accumulated United States non-capital loss carry-forwards of approximately $2,274,191.   At August 31, 2012, the Company had accumulated United Statesof approximately $1,558,755. The United States loss carry-forwards begin to expire in 2032.

At November 30, 2012, the Company has accumulated Canadian non-capital loss carry-forwards of approximately  $1,217,587.   At August 31, 2012, the Company has Canadian non-capital loss carry-forwards of approximately $720,949.  The Canadian loss carry-forwards begin to expire in 2019.

Deferred tax assets have resulted primarily from the Company’s future deductible temporary differences. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion, or all, of the deferred tax asset will be realized.

The Company’s ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income to allow the utilization of its deductible temporary differences and tax planning strategies. If such estimates and related assumptions change in the future, the Company may be required to record a valuation allowance against its deferred tax asset. Management evaluates the realizablity of the deferred tax assets and the need for a valuation allowance periodically. At this time, based on current facts and circumstances, management believes that it is more likely than not that the Company will realize benefit from its gross deferred tax assets.

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

During March 2011, we initiated oil and gas operations by entry into the Eagleford Agreement which provided for our acquisition of a net working interest, ranging from 21.25% to 42.5%, in a 2,629 acre oil and gas lease known as the Matthews Lease, insofar as that lease covers from the surface to the base of the San Miguel formation (the “San Miguel Lease”). The San Miguel Lease is located in Zavala County, Texas, and has no current production or proven reserves.

Prior to our initial working interest acquisition in the KGP, we had generated no revenues and had no proven reserves. We have acquired reserves in connection with our acquisition of the KGP and have begun to generate revenue.

The Kotaneelee Gas Project (“KGP”) – Yukon Territory, Canada

Working Interest Acquisitions

On October 17, 2012, we completed a Share Purchase Agreement (the “Purchase Agreement”) with Nahanni Energy Inc., 1700665 Alberta Ltd., Apex Energy (2000), Inc. and Canada Southern Petroleum #1 L.P. (jointly “Nahanni”) for the acquisition of its entire right and interest (generally a working interest of 30.664%) in the KGP (the “Nahanni Assets”).

The KGP covers 30,542 gross acres in the Yukon Territory in Canada, and includes; a gas dehydration plant (capacity: 70 million cubic feet per day), one gas well temporarily shut in for maintenance, one water disposal well (capacity: 6,000 barrels per day), and two suspended gas wells. The KGP has a fully developed gas gathering, sales and delivery infrastructure, airstrip, roads, flarestack, storage tanks, barge dock and permanent camp facilities.

As consideration for the Nahanni Assets, we paid Nahanni approximately $13,761,000. The consideration was comprised of approximately $133,000 in cash ($398,550 offset by $265,950 paid in connection with the acquisition of the Devon Assets in settlement of certain Nahanni indebtedness), 1,614,767 shares of one of our subsidiaries, which are exchangeable, under ceratin terms and circumstances, for 1,614,767 shares of our restricted common stock valued at approximately $4,191,000, and the absorption of approximately $9,437,000 in asset retirement obligations. The number of shares issued by our subsidiary was calculated by dividing the fair value of the exchangeable shares by the volume weighted average trading price of our stock for the ten (10) trading days prior to closing the Purchase Agreement.  Both the cash paid and stock issued for the Nahanni Assets are subject to certain holdbacks for asset related liabilities or breach of representations and warranties.

On July 18, 2012, we completed an acquisition of Devon Canada’s (“Devon”) entire right and interest (generally a working interest of 22.989%, with a working interest of 69.337% in one gas well) in the KGP. As consideration for Devon’s working interest in the KGP, (the “Devon Assets”), we paid approximately $23,298,000. The consideration was comprised of $290,000 in cash, 7,250,000 shares of the Company’s restricted common stock valued at $15,950,000, and the absorption of approximately $7,058,000 in asset retirement obligations.

As a result of our purchase of the Nahanni Assets and Devon Assets, we now generally own a 53.65% interest in the KGP, including a 100% interest in one producing well which was temporarily shut-in for maintenance during September, 2012.

We are also pursuing the acquisition of additional working interests in the KGP.

We record assets acquired and liabilities assumed at their estimated acquisition date fair values, while transaction and integration costs associated with the acquisitions are expensed as incurred.  We use relevant market assumptions to determine fair value and allocate purchase price, such as future commodity pricing for purchased hydrocarbons, market multiples for similar transactions and replacement value for certain equipment.  Many of the assumptions are unobservable. Our preliminary assessment of the fair value of the Nahanni Assets and the Devon Assets resulted in a valuation of $25,526,554 and $22,103,530, respectively. As a result of incorporating this information into the purchase price allocation, a gain on bargain purchase of $11,766,887 was recognized on the Nahanni Assets. The gain on bargain purchase was primarily attributable to the strategic nature of the divestiture by the motivated seller, coupled with a confluence of certain favorable economic trends in the industry and the geographic region in which the Nahanni Assets are located. The excess of the consideration paid over the estimated fair value of the Devon Assets was $1,194,365. This amount has been recognized as goodwill.

We allocated the consideration paid for the Nahanni Assets and Devon Assets based upon its preliminary assessment of their fair value at the dates of purchase, as follows:

	Fair Value of Assets Acquired
	Nahanni Assets	Devon Assets	Total
Asset Description
Proven Properties
Reserves and resources	$4,895,588	$7,037,002	$11,932,590
Plant and equipment	8,594,362	6,484,001	15,078,363
Gathering systems	2,383,405	1,788,001	4,171,406
Vehicles	–	4,527	4,527
Leasehold costs	254,828	388,246	643,074
	16,128,183	15,701,777	31,829,960
Unproven Leasehold Costs	9,398,371	6,401,753	15,800,124
	25,526,554	22,103,530	47,630,084
Goodwill	–	1,194,365	1,194,365
Total Assets Acquired - KGP	$25,526,554	$23,297,895	$48,824,449

Future Exploration and Development

Our exploration plan for the KGP involves the exploitation of both conventional and unconventional (shale) gas resources. Phases one and two of that plan include the acquisition of new seismic data, the swabbing of up to three wells, the recompletion of two existing wells, and the drilling, completion and equipping of one new well. These efforts will focus on previously identified or tested conventional gas zones. During phases one and two, we intend to target lower cost exploration with the potential to create positive cash flows and long term sustainability for the KGP. Early estimates indicate the cost of phase one and two exploration may range from $22,000,000 to $24,000,000. If we pursue the completion of one well in an unconventional zone, our phase two costs could increase by $9,000,000 to $10,000,000.

Phase three and four of our exploration plan anticipates the drilling, completion, and tie-in of eights wells divided almost evenly between conventional and unconventional targets. Early estimates indicate the total cost of phase three and four exploration may range from $145,000,000 to $150,000,000.

Financial Condition and Results of Operations

KGP

For the three month period ended November 30, 2012, we recognized revenues from gas sales of $50,216 (net of royalties of $300). During the period from July 1, 2012 (the effective date of our initial KGP working interest acquisition) to August 31, 2012, we recognized revenues from gas sales of $251,290 (net of royalties of $6,309). All of our revenues related to production from our L-38 well.   As a result of the of the temporary shut-in of the L-38 well for plant maintenance during September 2012 we experienced an 80% decline in revenues between periods. Phase one of our exploration plan includes swabbing of the L-38 well which we anticipate will reestablish production.

For the three months ended November 30, 2012, our lease operating expenses totaled $195,310. We incurred $91,843 in depreciation, depletion and amortization, and $94,168 in the accretion of asset retirement obligations during the same period. For July and August 2012, our lease operating expenses totaled $255,143 and we recorded depreciation, depletion and amortization expense of $400,744. Our operating expenses for July and August 2012, were higher than average as they include deferred on-site road maintenance costs. The amount recorded as depreciation, depletion and amortization declined by approximately 77% between periods as a result of our reduced production due to the shut-in well. The amount recorded as accretion of our assets retirement obligations during the three months ended November 30, 2012 reflects the increase in asset retirement obligations acquired in connection with both the Devon Assets and Nahanni Assets. For July and August 2012 accretion of asset retirement obligations had been immaterial.

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

As a result of the application of the full cost pool "ceiling test", we determined that the book value of the San Miguel Lease was impaired to the extent of its carrying value. Accordingly, during the years ended August 31, 2012 and 2011, we recognized losses on the impairment of oil and gas assets of $44,335 and $835,659, respectively. The carrying value of oil and gas properties was likewise reduced to reflect the impairment of the Lease. We have made no additional expenditures on the San Miguel Lease since November 30, 2011.

Other

The excess of the estimated fair value of the Nahanni Assets over the consideration paid was $11,766,887. This amount has been recognized as a gain on the acquisition of assets. The excess of the consideration paid over the estimated fair value of the Devon Assets was $1,194,365. This amount has been recognized as goodwill.

Our operating loss for the three month period ended November 30, 2012, increased by approximately $2,159,000 (805%) from $268,131 to $2,427,407 when compared to the same period during the prior year. This increased loss resulted from higher costs incurred in almost every category to support our expanded operations, including:

1.	An increase of approximately $338,000 in net expenses incurred in connection with our working interests in the KGP acquired during July and October 2012;

2.
An increase of approximately $199,000 or 265% (from $75,000 to $273,836) in management and directors fees relating to an increase in the size of our board of directors from four (4) to six (6) members, the addition of two new officers, and the accrual of  newly established directors fees;

3.
An increase of approximately $695,000 (from $0.00 to $694,703) in stock based compensation expense consisting of; $178,000 recognized in fair value of options granted under the 2012 Stock Option Plan, $259,000 (100,583 shares) payable to our Chief Executive Officer, and $258,000 (100,553 shares) payable to our Chief Financial Officer as finder’s fees to in connection with our acquisition of the KGP.

4.
An increase of approximately $599,000 or 901% (from $66,428 to $665,389) in consulting fees consisting in largest part of; $230,100 payable for investor relations services (payable to a consultant in 90,000 shares of our restricted common stock), and $258,000 in finder’s fees incurred in connection with the acquisition of the KGP (payable to a consultant in 100,553 shares of our restricted common stock).

5.	An increase of approximately $207,000 or 329% (from $62,735 to $269,145) in professional fees, incurred in connection with regulatory compliance and our acquisition of the KGP.

6.
An increase of approximately $123,000 or 628% (from $19,632 to $143,013) in office, travel and general expense,   relating primarily to travel costs and insurance expense incurred in connection with our acquisition of the KGP.

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

To secure our indemnity of the asset retirement obligations associated with the Devon Assets, we provided Devon a corporate guarantee (the “Guarantee”) in the amount of CAD$10,000,000 (USD$10,050,000) and delivered a letter of credit in the amount of CAD$4,380,000 (USD$4,410,000) to Devon (the “Devon LOC”). We also agreed to deliver a letter of credit in the amount of CAD$625,000 (USD$629,000) to the government of the Yukon Territory as soon as practicable (the “Yukon LOC”). The amounts of the Devon LOC and Yukon LOC reduce the amount of the Guarantee on a dollar-for-dollar basis. We intend to actively develop and explore the KGP lands which will defer potential abandonment and reclamation liabilities into the longer term.

The Guarantee was provided to Devon by our largest shareholder, Holloman Corporation, in exchange for 3,250,000 shares of our restricted common stock. The Devon LOC was provided to Devon by Pacific LNG Operations Ltd. (“PLNG”). PLNG is also committed to provide the Yukon LOC. In exchange for the Devon LOC and Yukon LOC we issued PLNG 4,000,000 shares of our restricted common stock. Our directors, James Ebeling and Eric Prim are officers of Holloman Corporation, and Henry Aldorf, the Chairman of our Board of Directors, is a director of PLNG.

In addition to providing the Yukon LOC, we committed to certain post closing undertakings which include, but are not limited to; the completion of assignments of service, transportation and handling agreements, and the registration of all conveyances and transfers.

We anticipate that our acquisition of the KGP will generate significant capital requirements.  During the twelve month period ending November 30, 2013, early estimates indicate that investment in the KGP, including operating costs, the acquisition of additional working interests, and Phase One exploration costs may range from $40,000,000 to $42,000,000. We are attempting to raise the capital needed to implement our business plan.

Effective January 20, 2011, a company controlled by our Chief Executive Officer, our Chief Financial Officer, and an unrelated consultant (the “Finders”) entered into an agreement with us providing for the payment of finder’s compensation ranging from 5% (on transaction values greater than $1,000,000) to 10% (on transactions valued up to $300,000) on transactions introduced to us by or through the Finders for a period of two years (the “Finder’s Fee Agreement”). Under the Finder’s Fee Agreement, compensation is divided between the Finders and the Finders may elect whether the finder’s compensation is payable in cash, or shares of our restricted common stock. If the Finders elect to receive payment in stock, the shares into which finder’s compensation will be converted will be calculated using the average closing price of the Company’s common stock for the ten trading days preceding the closing date of the transaction to which the compensation relates. The Finder’s Fee Agreement specifically recognizes that the KGP has been presented to us by the Finders. As of November 30, 2012, finder’s compensation of $1,599,682 has been accrued under the Finder’s Fee Agreement in connection with our acquisition of the Devon Asset and the Nahanni Assets.

Other than the obligations associated with the acquisition and exploration of our oil and gas leases disclosed elsewhere in this report, we have no material future contractual obligations as of November 30, 2012.

During the period from June 26, 2012 through October 31, 2012, we sold 4,055,667 shares of our common stock to twenty six accredited investors at a price of $1.20 per share. Gross proceeds from these private placements totaled $4,866,800. We paid $149,338 in finder’s fees in connection with the sale of these shares.

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

We believe our plan of operations, exclusive of costs associated with the KGP or other acquired assets, will require from $1,500,000 to $2,000,000 in financing over the twelve-month period ending January 2014 to cover general, administrative, and other costs.

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

As of January 10, 2013 we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, results of operations, liquidity or capital resources.

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

The capitalized costs included in the full cost pool are subject to a "ceiling test" (based on the average of the first-day-of-the-month prices during the preceding twelve-month period  pursuant to the SEC’s “Modernization of Oil and Gas Reporting” rule), which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized. If net capitalized costs exceed this limit, the excess is charged to expense in the current period.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the statement of operations.

Oil and Gas Acquisitions

We account for all property acquisitions that include working interests in proved leaseholds, both operated and non-operated, that would generate more than an immaterial balance of goodwill as business combinations. We do not apply acquisition accounting to the purchase of oil and gas properties entirely comprised of unproved leaseholds. In accordance with this guidance, we have recognized the fair value of all the assets acquired and liabilities assumed in connection with our KGP working interest acquisition from Devon and Nahanni effective July 18, 2012 and October 17, 2012, respectively.

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

Asset Retirement Obligations

We record asset retirement obligations based on guidance set forth in ASC Topic 410, as a liability in the period in which we incur an obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The estimated balance of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. The associated asset retirement asset is capitalized as part of the cost of the related asset and amortized over its useful life. The associated asset retirement obligation liability is subject to periodic accretion based on our credit-adjusted discount. Accretion expense is offset with an increase to the asset retirement obligation liability account, and, at the end of the asset’s life, the liability account will have a balance equal to the amount needed to settle the retirement obligation.

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

We consider all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents.  Cash and cash equivalents totaled $2,913,630 and $2,206,347 at November 30, 2012 and August 31, 2012, respectively. We are exposed to a concentration of credit risk with respect to our cash deposits. We place cash deposits with highly rated financial institutions in the United States and Canada. At times, cash balances held in financial institutions may be in excess of insured limits. We believe the financial institutions are financially strong and the risk of loss is minimal. We have not experienced any losses with respect to the related risks and do not believe our exposure to such risks is more than normal.

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

Stock-Based Compensation

We record compensation expense in the consolidated financial statements for stock-based payments using the fair value method. The fair value of stock options granted to directors and employees is determined using the Black-Scholes option valuation model at the time of grant. Fair value for common shares issued for goods or services rendered by non-employees are measured based on the fair value of the goods and services received. Stock-based compensation is expensed as earned with a corresponding increase to share capital.

Foreign Currency Gains and Losses

Our functional and reporting currency is the United States dollar. The functional currency of our Canadian subsidiaries is the Canadian dollar. Financial statements of our Canadian subsidiaries are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Transaction gains and losses are included in the determination of income or loss. Foreign currency transactions are primarily undertaken in Canadian dollars. As of November 30, 2012, we have not entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Earnings per share

We present both basic and diluted earnings (loss) per share (EPS) on the face of the statements of operations. Basic EPS is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Our Diluted EPS amounts differ from Basic EPS for the period ended November 30, 2012, as we have adjusted the weighted average number of shares outstanding during the period by a) 1,614,767 shares of one of our subsidiaries issued in connection with our acquisition of the Nahanni Assets, which are exchangeable for 1,614,767 shares of the our restricted common stock, and b) 39,919 shares recognized using the treasury stock method in connection with certain “in the money” stock options.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of November 30, 2012, our disclosure controls and procedures were effective.

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

During the three months ended November 30, 2012, we accrued stock-based compensation totaling $32,500 under the terms of two consulting agreements. One of these agreements, for fees in the amount of $30,000,  is with an entity controlled by our Chief Executive Officer. Effective November, 2012, we issued 12,815 shares of our common stock, at a weighted average price of $2.54 per share, in satisfaction of these liabilities.

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

ITEM 6.	EXHIBITS

(a)	Consolidated Financial Statements

Consolidated Balance Sheets	F-1

Consolidated Statements of Operations	F-2

Consolidated Statements of Cash Flows	F-3

Notes to the Consolidated Financial Statements	F-4

(b)	Exhibits

3.1.1	Articles of Incorporation(1)
3.1.2	Amendment to Articles of Incorporation(2)
3.2	Bylaws(3)
10.1	Agreement of Purchase and Sale between Devon Canada and EFL Overseas, Inc.(4)
10.2	Share Purchase Agreement between Nahanni Energy et.al and EFL Overseas, Inc. (4)
10.3	Kotaneelee Closing Agreement between Devon Canada and EFL Overseas, Inc. (4)
14.1	Code of Ethics for Principal Executive and Senior Financial Officers(4))
21.1
As of November 30, 2012, we had four consolidated subsidiaries;
EFLO Energy Yukon Ltd., a Canadian Corporation (100% owned)
1693730 Alberta Ltd, a Canadian Corporation (voting stock 100% owned)
1693731 Alberta Ltd, a Canadian Corporation (100% owned)
1700665 Alberta Ltd, a Canadian Corporation (100% owned by 1693730 Alberta Ltd)

31.1	Rule 13a-14(a) Certifications
31.2	Rule 13a-14(a) Certifications
32	Section 1350 Certifications
99.1	EFL Overseas Inc. – Audit Committee Charter(4)

101.INS	- XBRL Instance Document

101.SCH	- XBRL Taxonomy Extension Schema Document

101.CAL	- XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	- XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	- XBRL Taxonomy Extension Label Linkbase Document

101.PRE	- XBRL Taxonomy Extension Presentation Linkbase Document
__________________________
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 dated November 12, 2008.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s 8-K report dated April 28, 2010.
(3)	Incorporated by reference to Exhibit 3.2 to the Company’s 8-K report dated April 28, 2010.
(4)	Incorporated by reference to the Company’s 10-K report for the year ended August 31, 2102, filed November 29, 2012.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EFL OVERSEAS, INC.

Dated: January 14, 2013	BY:	/s/ Keith Macdonald
Keith Macdonald,
Principal Executive Officer

	BY:	/s/ Robert Wesolek
Robert Wesolek,
Principal Financial and Accounting Officer