Form 10-Q
period 2013-02-28
EFLO ENERGY, INC.
filed 2013-04-15
CIK 1448806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number:  000-54328

EFLO ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-3062721
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 N. Sam Houston Parkway East, Suite 600, Houston, Texas  77060
(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code:  (281) 260-1034

EFL OVERSEAS, INC.
 (Former name or former address if changed since last report)

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

As of April 10, 2013, the registrant had 19,442,616 outstanding shares of common stock.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EFLO ENERGY, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	February 28,	August 31,
	2013	2012
	(Unaudited)	(As Restated)
ASSETS

CURRENT ASSETS
Cash	$2,308,601	$2,206,347
Accounts receivable
Accrued gas sales	-	178,225
Joint interest owners and other	857,410	122,745
Prepaids	92,962	204,892
Other	53,248	17,919
Total current assets	3,312,221	2,730,128

OIL AND GAS PROPERTIES, full cost method, unproven	48,014,553	22,107,381

OTHER ASSETS - Goodwill	1,194,365	1,194,365
Total assets	$52,521,139	$26,031,874

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,897,352	$1,483,041
Asset retirement obligation - current	80,000	80,000
Total current liabilities	2,977,352	1,563,041

NONCURRENT LIABILITIES
Asset retirement obligations	16,754,058	7,057,716
Deferred income taxes	3,164,790	-
Total liabilities	22,896,200	8,620,757

STOCKHOLDERS' EQUITY
Capital Stock
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
19,442,616 and 17,478,539 common shares at February 28, 2013 and
August 31, 2012, respectively	19,443	17,479
Additional paid-in capital	28,832,206	21,830,083
Accumulated other comprehensive loss	(35,773)	(2,959)
Retained earnings (accumulated deficit) during the exploration stage	809,063	(4,433,486)
Total stockholders' equity	29,624,939	17,411,117

Total liabilities and stockholders' equity	$52,521,139	$26,031,874

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EFLO ENERGY, INC.
(An Exploration  Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative results
	Three Months Ended		Six Months Ended		from July 22, 2008 to
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012	February 28, 2013
EXPENSES
Management and director's fees	288,853	75,000	562,689	150,000	1,759,073
Stock-based compensation expense	355,723	-	1,050,426	-	1,839,703
Consulting fees	150,586	46,825	815,975	113,253	1,692,953
Professional fees	139,854	45,750	408,999	108,485	789,243
Office, travel and general	118,632	9,848	261,645	29,480	578,252
Accretion of asset retirement obligations	165,648	-	259,816	-	259,816
Oil and gas property impairment	-	-	-	44,335	879,994
Total Expenses	1,219,296	177,423	3,359,550	445,553	7,799,034

OPERATING LOSS	(1,219,296)	(177,423)	(3,359,550)	(445,553)	(7,799,034)

OTHER INCOME
Gain on acquisition of assets	-	-	11,766,887	-	11,766,887
Gain on forgiveness of accounts payable	-	-	-	-	6,000
NET INCOME (LOSS) before taxes	(1,219,296)	(177,423)	8,407,337	(445,553)	3,973,853
Provision for income tax	-	-	(3,164,790)	-	(3,164,790)
NET INCOME (LOSS)	$(1,219,296)	$(177,423)	$5,242,547	$(445,553)	$809,063
Foreign currency translation	(42,086)	-	(32,814)	-	(35,773)
COMPREHENSIVE INCOME (LOSS)	$(1,261,382)	$(177,423)	$5,209,733	$(445,553)	$773,290

EARNINGS (LOSS) PER SHARE
Basic	$(0.06)	$(0.02)	$0.28	$(0.06)
Diluted	$(0.06)	$(0.02)	$0.26	$(0.06)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,192,249	7,230,066	18,674,988	7,213,468
Diluted	19,192,249	7,230,066	19,887,518	7,213,468

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EFLO ENERGY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative results
	Six Months Ended		from July 22, 2008 to
	February 28, 2013	February 29, 2012	February 28, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$5,242,547	$(445,553)	$809,063
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Stock-based compensation and fee payments	1,616,038	-	3,651,846
Unrealized foreign exchange losses	(32,814)	-	(35,773)
Gain on forgiveness of accounts payable	-	-	(6,000)
Gain on acquisition of Nahanni assets	(11,766,887)	-	(11,766,887)
Accretion of asset retirement obligations	259,816	-	259,816
Oil and gas property impairment	-	44,335	879,994
Deferred income tax provision	3,164,790	-	3,164,790
Changes in working capital items -
Accounts receivable	(556,440)	-	(857,410)
Prepaids and other	76,601	15,332	(146,210)
Accounts payable and accrued liabilities	434,007	87,264	1,013,587
Net cash used in operating activities	(1,562,342)	(298,622)	(3,033,184)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures on oil and gas properties	(380,616)	(11,200)	(1,120,169)
Acquisition of oil and gas interests	(132,600)	-	(421,895)
Net cash used in investing activities	(513,216)	(11,200)	(1,542,064)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock sold for cash, net of fees	2,177,812	-	6,779,612
Common stock redeemed for cash	-	-	(100)
Proceeds from notes payable	-	-	554,500
Repayments of notes payable	-	(2,500)	(484,500)
Loans from related parties	-	-	34,337
Net cash (used in) provided by financing activities	2,177,812	(2,500)	6,883,849

INCREASE (DECREASE) IN CASH	102,254	(312,322)	2,308,601

CASH, BEGINNING OF PERIOD	2,206,347	487,017	-

CASH, END OF PERIOD	$2,308,601	$174,695	$2,308,601

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Forgiveness of debt	$-	$-	$9,337
NON-CASH INVESTING ACTIVITIES:
Accrued expenditures on oil and gas properties	$-	$33,135	$-
Asset retirement obligation incurred	$-	$-	$80,000
Asset retirement obligation acquired in Devon Acquisition	$-	$-	$7,057,716
Asset retirement obligation acquired in Nahanni acquisition	$9,436,526	$-	$9,436,526
NON-CASH FINANCING ACTIVITIES
Common stock issued as repayment of note payable	$-	$70,000	$165,000
Common stock issued for services	$70,000	$116,774	$1,858,831
Common stock issued for Devon assets	$-	$-	$15,950,000
Exchangeable shares granted for Nahanni assets	$4,190,643	$-	$4,190,643

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EFLO ENERGY, INC.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  BASIS OF PRESENTATION

Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of EFLO Energy, Inc., formally known as EFL Overseas, Inc., (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended August 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation have been made. Operating results for the six and three month periods ended February 28, 2013 are not necessarily indicative of the results that may be expected for the year ending August 31, 2013.

Recent Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

Restatements

During a reassessment of the oil and gas assets acquired in the Devon and Nahanni acquisitions (see Note 2), the Company determined that an error had been made in the classification of those assets.  Specifically, the Company misclassified certain oil and gas leasehold and infrastructure equipment costs as proved within the full cost pool. The Company acquired the assets in an arms-length transaction.  The assets acquired were non-core to the long-term business plans of the selling companies and, consequently, had not been the focus of their ongoing exploration and production efforts.  However, the Company’s business plan for these acquisitions is strategic in nature, with only marginal consideration for the existing production at the time of acquisition.  Since the dates the acquisitions closed, the Company has begun the process of evaluating the exploitation potential of both the conventional and unconventional hydrocarbons in place, as well as formulating an exploitation and development plan based on its ongoing analyses. The Company intends to utilize modern technology and institutional and strategic knowledge of management to optimize the economics of the assets.

Upon consideration of the economic profile of the assets acquired at the time of acquisition, as compared to the Company’s future plans for the assets, the Company believes all oil and gas assets, including related infrastructure equipment, should have been classified as unproved in the Company’s balance sheet. Consequently, the Company believes classifying the assets as unproved is appropriate until such time as the hydrocarbon potential has been evaluated, the Company has completed development of an exploitation and development plan based on evaluation of the reservoir, raised sufficient capital to begin the operational execution of the exploitation and development plan and proved the economic viability of the assets based on successful drilling.  The Company will begin reclassifying these oil and gas assets from unproved to proved if and when the assets are demonstrably economic concurrently with the execution of the Company’s business plan.

The effect of this restatement on the financial statements included herein is as shown in tabular form below:

	As previously		As
Consolidated Balance Sheet for the year ended August 31, 2012	reported	Adjustments	restated
Proved properties	15,232,824	(15,232,824)	-
Unproven properties	6,465,622	15,641,759	22,107,381
Accumulated other comprehensive loss	(7,299)	4,340	(2,959)
Retained earnings (accumulated deficit) during exploration stage	(4,838,081)	404,595	(4,433,486)

Notes to the Consolidated Financial Statements at August 31, 2012, Note 4. Oil and Gas Properties
Oil and Gas Acquisition - Kotaneelee Gas Project
Unproved Leasehold Costs	6,465,622	571,380	7,037,002
Leasehold Costs	581,379	(581,379)	-

Notes to the Consolidated Financial Statements at November 30, 2012, Note 2. Oil and Gas Properties
Oil and Gas Acquisition - Kotaneelee Gas Project
Reserves and resources	11,932,590	(11,932,590)	-
Leasehold Costs	643,074	(643,074)	-
Unproved Leasehold Costs	15,800,124	(12,575,664)	28,375,788

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

The KGP covers 30,542 gross acres in the Yukon Territory in Canada, and includes; a gas dehydration plant (capacity: 70 million cubic feet per day), one shut in gas well, one water disposal well (capacity: 6,000 barrels per day), and two suspended gas wells. The KGP has a fully developed gas gathering, sales and delivery infrastructure, airstrip, roads, flarestack, storage tanks, barge dock and permanent camp facilities.

As consideration for the Nahanni Assets, the Company paid Nahanni approximately $13,761,000. The consideration was comprised of approximately $133,000 in cash ($398,550 offset by $265,950 paid in connection with the acquisition of the Devon Assets in settlement of certain Nahanni indebtedness), 1,614,767 shares of one of the Company’s subsidiaries, which are exchangeable for 1,614,767 shares of the Company’s restricted common stock valued at approximately $4,191,000, and the absorption of approximately $9,437,000 in asset retirement obligations. The number of shares issued by the Company’s subsidiary was calculated by dividing the fair value of the exchangeable shares by the volume weighted average trading price of the Company’s stock for the ten (10) trading days prior to closing the Purchase Agreement. The fair value of the exchangeable shares has been recorded as additional paid in capital in the Company’s equity. The exchangeable shares enjoy no voting or revenue participation rights in the subsidiary. Both the cash paid and stock issued for the Nahanni Assets are subject to certain holdbacks for asset related liabilities or breach of representations and warranties.

On July 18, 2012, the Company completed an acquisition of Devon Canada’s (“Devon”) entire right and interest (generally a working interest of 22.989%, with a working interest of 69.337% in one shut in gas well) in the KGP. As consideration for Devon’s working interest in the KGP, (the “Devon Assets”), the Company paid approximately $23,298,000. The consideration was comprised of $290,000 in cash, 7,250,000 shares of the Company’s restricted common stock valued at $15,950,000, and the absorption of approximately $7,058,000 in asset retirement obligations.

As a result of its purchase of the Nahanni Assets and Devon Assets, the Company now generally owns a 53.65% interest in the KGP, including a 100% interest in one shut in gas well.

The Company is pursuing the acquisition of additional working interests in the KGP.

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

The Company allocated the consideration paid for the Nahanni Assets and Devon assets based upon its preliminary assessment of their fair value at the dates of purchase, as follows:

	Fair Value of Assets Acquired (as restated)
	Nahanni Assets	Devon Assets	Total
Asset Description
Unproven Properties
Unproved leasehold costs	$14,548,787	$13,827,001	$28,375,788
Plant and equipment	8,594,362	6,484,001	15,078,363
Gathering systems	2,383,405	1,788,001	4,171,406
Vehicles	–	4,527	4,527
	25,526,554	22,103,530	47,630,084
Goodwill	–	1,194,365	1,194,365
Total Assets Acquired - KGP	$25,526,554	$23,297,895	$48,824,449

Oil and natural gas revenues and lease operating expenses related to unproved oil and gas properties that are being evaluated for economic viability are offset against the full cost pool until proved reserves are established, or determination is made that the unproved properties are impaired. During the six and three month periods ended February 28, 2013, the Company adjusted $380,616 and $235,522, respectively, of oil and gas revenue, net of lease operating expense, into the full cost pool related to its unproven interests.

3.  ASSET RETIREMENT OBLIGATIONS

In connection with its acquisition of the Nahanni Assets and the Devon Assets, the Company acquired $9,436,526 and $7,057,716 in asset retirement obligations, respectively, relating with its portion of the abandonment, reclamation and environmental liabilities associated with the KGP.

On March 31, 2011, the Company initiated oil and gas operations by entry into a Farmout and Participation Agreement which provided for its acquisition of a net working interest ranging from 21.25% to 42.5%, in a 2,629 acre oil and gas lease, insofar as that lease covers from the surface to the base of the San Miguel formation (the “San Miguel Lease”). The San Miguel Lease, which is located in Zavala County, Texas, is unproven and has no current production. The Company incurred $80,000 in asset retirement obligations related to the future plugging and abandonment of a test well on the San Miguel Lease. At February 28, 2013, the Company’s interest in the San Miguel lease was impaired and expensed to the extent of its carrying value, which included the full amount of the associated asset retirement obligation. The entire asset retirement obligation relating to the San Miguel Lease has been classified as a current liability.

The following table summarizes amounts comprising the Company’s asset retirement obligations as of February 28, 2013:

Asset Retirement Obligations
Balance, August 31, 2011	$80,000
Liabilities incurred (acquired)	7,057,716
Accretion expense	––
Liabilities (settled)	––
Changes in asset retirement obligations	––
Balance, August 31, 2012	7,137,716
Liabilities incurred (acquired)	9,436,526
Accretion expense	259,816
Liabilities (settled)	––
Changes in asset retirement obligations	––
Total Balance, February 28, 2013	$16,834,058
Total Balance, February 28, 2013 – Current	$80,000
Total Balance, February 28, 2013 – Long Term	$16,754,058

4.  CAPITAL STOCK AND STOCK-BASED COMPENSATION

Sales of Common Stock

During October 2012, the Company sold 1,530,666 shares of its common stock to ten (10) accredited investors at a price of $1.20 per share. Gross proceeds from these private placements totaled $1,836,800. The Company paid $64,288 in finder’s fees in connection with the sale of these shares. The sales were made pursuant to the terms of the offering approved by the Company’s Board of Directors on May 29, 2012.

During January and February 2013, the Company sold 350,000 shares of its common stock to two (2) accredited investors at a price of $1.20 per share. Gross proceeds from these private placements totaled $420,000. The Company paid $14,700 in finder’s fees in connection with the sale of these shares. The sales were made pursuant to the terms of the offering approved by the Company’s Board of Directors on May 29, 2012.

Stock-Based Compensation

On January 15, 2013, the Company granted its new Chief Operating Officer 400,000 stock options in accordance with its 2012 Non-Qualified Stock Option Plan under the terms shown below:

Option Holder	No. of Shares Issuable Upon Exercise	Exercise Price	First Date Exercisable	Expiration Date

H. Wayne Hamal
Stock Option A	100,000	$2.30	1/15/2013	1/15/2015
Stock Option B	100,000	$2.50	1/14/2014	1/15/2016
Stock Option C	100,000	$2.75	1/14/2015	1/15/2017
Stock Option D	100,000	$3.00	7/14/2015	7/15/2017
	400,000

The Company applied the Black-Scholes option pricing model to determine the fair market value of the options granted. In applying the model, the Company used the following parameters: contractual lives of 2 to 4.5 years, historical stock price volatility of 65% a risk-free rate of 4.5% and an annual dividend rate of 0%. As a result, the Company determined that the total fair market value of the options granted was $313,646 and the weighted-average grant-date fair value per option granted was $0.78.

On January 15, 2013, the Company also authorized the issuance of 50,000 bonus shares of its common stock to its new Chief Operating Officer pursuant to the 2012 Stock Bonus Plan. The fair market value of these bonus shares is the market price of the shares at the date of grant. The 50,000 bonus shares had an aggregate value of $97,000, or $1.94 per share at that date.

During the six and three months ended February 28, 2013, the Company recognized $468,632 and $193,947, respectively, of non-cash expense related to stock-based compensation under its 2012 Non-Qualified Stock Option Plan (the “Option Plan”). As of February 28, 2013, $729,938 of total unrecognized compensation cost remains under the Option Plan. Of this amount, $246,033, $437,107 and $46,798 are expected to be recognized during fiscal 2013, fiscal 2014, and fiscal 2015, respectively. The Company had no option plan in place during the six and three month periods ended February 29, 2012.

During the six and three months ended February 28, 2013, fees totaling $70,000 and $37,500 were paid using 33,411 and 20,596 shares of the Company’s restricted common stock at a weighted average price of $2.10 and $1.82 per share, respectively. For the six and three months ended February 29, 2012, $116,774 in fees incurred under this arrangement were paid using 33,785 shares of the Company’s restricted common stock at a weighted average price of $3.46.

5.   RELATED PARTY TRANSACTIONS

Effective January 20, 2011, a company controlled by the Company’s Chief Executive Officer, its Chief Financial Officer, and an unrelated consultant (the “Finders”) entered into an agreement with the Company providing for the payment of finder’s compensation ranging from 5% (on transaction values greater than $1,000,000) to 10% (on transactions valued up to $300,000) on transactions introduced to the Company by or through the Finders for a period of two years (the “Finder’s Fee Agreement”). Under the Finder’s Fee Agreement, compensation is divided between the Finders and the Finders may elect whether the finder’s compensation is payable in cash, or shares of the Company’s restricted common stock. If the Finders elect to receive payment in stock, the shares into which finder’s compensation will be converted will be calculated using the average closing price of the Company’s common stock for the ten trading days preceding the closing date of the transaction to which the compensation relates. The Finder’s Fee Agreement specifically recognizes that the KGP has been presented to the Company by the Finders. During the six months ended February 28, 2013, finder’s compensation of $775,399 has been accrued under the Finder’s Fee Agreement in connection with the Company’s acquisition of the Nahanni Assets. No such fees were incurred during three months ended February 28, 2013 or during the six or three months ended February 29, 2012.

Of the fees paid in stock during the six month periods ended February 28, 2013 and February 29, 2012 (see Note 4), fees totaling $60,000 and $116,774 were paid using 33,411 and 33,785 shares of the Company’s restricted common stock, respectively, to the Company's Chief Executive Officer under the terms of a management consulting agreement.

6.  SUBSEQUENT EVENTS

The Company held a special meeting of its shareholders on March 1, 2013. At the meeting, the following proposals were ratified:

(1)	an amendment to the Company’s Articles of Incorporation to change the name of the Company from EFL Overseas, Inc. to EFLO Energy, Inc., and
(2)
an amendment to the Company’s Articles of Incorporation such that the Company is authorized to issue up to 150,000,000 shares of common stock, up to 10,000,000 shares of preferred stock, and to make certain technical amendments to our Articles of Incorporation.

These amendments to the Company’s Articles of Incorporation were made effective as of April 4, 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

EFLO Energy, Inc. (formerly, EFL Overseas, Inc.) is a development stage company incorporated in the State of Nevada on July 22, 2008. We are engaged in the acquisition, exploration and development of oil and gas properties in the United States and Canada.

During the period from July 18, 2012 through October 17, 2012, we acquired working interests totaling 53.65% (including a 100% working interest in one shut in gas well) in the Kotaneelee Gas Project (“KGP”) located on 30,542 gross acres in the Yukon Territory in Canada. We believe the KGP has significant conventional and shale gas potential and is supported by an environment of growing investment in gas processing and export in the Pacific Northwest.

Our acquisition of an initial working interest of 22.989% (including a 69.337% working interest in one shut in gas well) in the KGP was completed on July 18, 2012, with an effective date of July 1, 2012. Since that date, we have been responsible for the operations of the KGP and have recognized our portion of its related net revenues and costs as an increase to the full cost pool related to our unproven interests while economic viability is being evaluated.

During March 2011, we initiated oil and gas operations by entry into the Eagleford Agreement which provided for our acquisition of a net working interest, ranging from 21.25% to 42.5%, in a 2,629 acre oil and gas lease, insofar as that lease covers from the surface to the base of the San Miguel formation (the “San Miguel Lease”). The San Miguel Lease is located in Zavala County, Texas, and has no current production or proven reserves.

Prior to our initial working interest acquisition in the KGP, we had generated no revenues and had no proven reserves. Limited revenue generated to date has been recognized as a reduction of the full cost pool related to our unproven interests while economic viability is being evaluated.

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

The KGP covers 30,542 gross acres in the Yukon Territory in Canada, and includes; a gas dehydration plant (capacity: 70 million cubic feet per day), one shut in gas well, one water disposal well (capacity: 6,000 barrels per day), and two suspended gas wells. The KGP has a fully developed gas gathering, sales and delivery infrastructure, airstrip, roads, flarestack, storage tanks, barge dock and permanent camp facilities.

As consideration for the Nahanni Assets, we paid Nahanni approximately $13,761,000. The consideration was comprised of approximately $133,000 in cash ($398,550 offset by $265,950 paid in connection with the acquisition of the Devon Assets in settlement of certain Nahanni indebtedness), 1,614,767 shares of one of our subsidiaries, which are exchangeable, under certain terms and circumstances, for 1,614,767 shares of our restricted common stock valued at approximately $4,191,000, and the absorption of approximately $9,437,000 in asset retirement obligations. The number of shares issued by our subsidiary was calculated by dividing the fair value of the exchangeable shares by the volume weighted average trading price of our stock for the ten (10) trading days prior to closing the Purchase Agreement.  Both the cash paid and stock issued for the Nahanni Assets are subject to certain holdbacks for asset related liabilities or breach of representations and warranties.

On July 18, 2012, we completed an acquisition of Devon Canada’s (“Devon”) entire right and interest (generally a working interest of 22.989%, with a working interest of 69.337% in one shut in gas well) in the KGP. As consideration for Devon’s working interest in the KGP, (the “Devon Assets”), we paid approximately $23,298,000. The consideration was comprised of $290,000 in cash, 7,250,000 shares of our restricted common stock valued at $15,950,000, and the absorption of approximately $7,058,000 in asset retirement obligations.

As a result of our purchase of the Nahanni Assets and Devon Assets, we now generally own a 53.65% interest in the KGP, including a 100% interest in one shut in gas well.

We are also pursuing the acquisition of additional working interests in the KGP.

We record assets acquired and liabilities assumed at their estimated acquisition date fair values, while transaction and integration costs associated with the acquisitions are expensed as incurred.  We use relevant market assumptions to determine fair value and allocate purchase price, such as future commodity pricing for purchased hydrocarbons, market multiples for similar transactions and replacement value for certain equipment.  Many of the assumptions are unobservable. Our preliminary assessment of the fair value of the Nahanni Assets and the Devon Assets resulted in a valuation of $25,526,554 and $22,103,530, respectively. As a result of our purchase price allocation, a gain on bargain purchase of $11,766,887 was recognized on the Nahanni Assets. The gain on bargain purchase was primarily attributable to the strategic nature of the divestiture by the motivated seller, coupled with a confluence of certain favorable economic trends in the industry and the geographic region in which the Nahanni Assets are located. The excess of the consideration paid over the estimated fair value of the Devon Assets was $1,194,365. This amount has been recognized as goodwill.

	Fair Value of Assets Acquired (as restated)
	Nahanni Assets	Devon Assets	Total
Asset Description
Unproven Properties
Unproved leasehold costs	$14,548,787	$13,827,001	$28,375,788
Plant and equipment	8,594,362	6,484,001	15,078,363
Gathering systems	2,383,405	1,788,001	4,171,406
Vehicles	–	4,527	4,527
	25,526,554	22,103,530	47,630,084
Goodwill	–	1,194,365	1,194,365
Total Assets Acquired - KGP	$25,526,554	$23,297,895	$48,824,449

Our proven oil and gas properties have been reclassified as unproven. See Note 1 to the accompanying consolidated financial statements.

Future Development and Exploration

Our long term exploration plan for the KGP involves the exploitation of both conventional and unconventional (shale) gas resources. Phase one of that plan includes the rework or recompletion of up to three wells, and the drilling, completion and equipping of two new wells. These efforts will focus on previously identified or tested conventional gas zones. During phase one, we intend to target lower cost development and exploration targets with the potential to create positive cash flows and long term sustainability for the KGP. Early estimates indicate the cost of phase one may range from $35,000,000 to $50,000,000 on a gross basis.

Phases two and three of our exploration plan anticipates further development of conventional reservoirs and testing and development of shale reservoirs.

Financial Condition and Results of Operations

KGP

Oil and natural gas revenues and lease operating expenses related to unproved oil and gas properties that are being evaluated for commercial viability are offset against the full cost pool until proved reserves are established, or determination is made that the unproved properties are impaired. During the six and three month periods ended February 28, 2013, we capitalized $380,616 and $235,522, respectively, of oil and gas revenue, net of lease operating expense, into the full cost pool related to our unproven interests.

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

During April and May 2011, we drilled and completed the Test Well, performed injection operations and earned our initial interest in the San Miguel Lease. The Test Well was drilled into the San Miguel heavy oil zone to a depth of 3,168 feet. The well encountered oil and was completed as a producer. After completion, it was determined that the oil was subject to significant viscosity changes related to temperature reductions from formation to recovery at surface. The Test Well was stimulated with nitrified hydrochloric acid and placed on production. To date, however, oil viscosity has prohibited economic operation. Although we continue to investigate various methods to improve production from the Test Well, we cannot estimate what cost, if any, will be associated with future production efforts on the San Miguel Lease. We have no current plans to spend the funds necessary to earn an additional interest in the San Miguel Lease. In the event we are unable to substantially improve production, we intend to abandon the Test Well, or actively pursue the sale of our interest in the San Miguel Lease.

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

Our operating loss for the six and three month period ended February 28, 2013, increased by approximately $3,914,000 or 654% (from $445,553 to $3,359,550) and approximately $1,042,000 or 587% (from $177,423 to $1,219,296) respectively,  when compared to the same periods during the prior year. These increased losses resulted from higher costs incurred in almost every category to support our expanded operations, including:

1.
Increases of approximately $260,000 and $166,000, respectively, in accretion of asset retirement obligations incurred in connection with our working interests in the KGP acquired during July and October 2012;

2.
Increases of approximately $413,000 or 275% (from $150,000 to $562,689) and $214,000 or 285% (from $75,000 to $288,853), respectively, in management and directors fees relating to an increase in the size of our board of directors from four (4) to six (6) members, the addition of two new officers, and the accrual of  newly established directors fees;

3.
Increases of approximately $1,050,000 (from $0.00 to $1,050,426) and $356,000 (from $0.00 to $355,723), respectively, in stock based compensation expense for the six month period consisting primarily of; $436,000, recognized in fair value of options granted under the 2012 Stock Option Plan, $259,000 (100,583 shares) payable to our Chief Executive Officer, and $259,000 (100,553 shares) payable to our Chief Financial Officer as finder’s fees in connection with our acquisition of the KGP (six months) , and $97,000 in the value of stock granted to our incoming Chief Operating Officer under our 2012 Stock Bonus Plan, and for the three month period consisting primarily of: $258,000 recognized in fair value of options granted under the 2012 Stock Option Plan, and $97,000 in the value of stock granted to our incoming Chief Operating Officer under our 2012 Stock Bonus Plan (both six and three months).

4.
An increase of approximately $703,000 or 620% (from $113,253 to $815,975) during the six month period ended February 28, 2013 in consulting fees consisting in largest part of; $230,100 payable for investor relations services (payable to a consultant in 90,000 shares of our restricted common stock), and $258,000 in finder’s fees incurred in connection with the acquisition of the KGP (payable to a consultant in 100,553 shares of our restricted common stock) and increased fees for engineering services incurred in connection with the KGP.

5.
Increases of approximately $301,000 or 277% (from $108,485 to $408,999), and $94,104 or 206% (from $45,470 to $139,854), respectively, in professional fees, incurred in connection with regulatory compliance and our acquisition of the KGP.

6.
Increases of approximately $232,000 or 787% (from $29,480 to $261,645), and $109,000 or 1,104% (from $9,848 to $118,632), respectively, in office, travel and general expense,  relating primarily to travel costs and insurance expense incurred in connection with our acquisition of the KGP.

We expect our expenses will continue to increase as we expand operations. We are actively seeking additional capital to fund those expenditures.

Liquidity and Capital Resources

The oil and gas industry is cyclical in nature and tends to reflect general economic conditions. The pattern of historic fluctuations in gas prices has resulted in additional uncertainty in capital markets. Our access to capital, as well as that of our partners and contractors, has been limited due to tightened credit markets. These limitations may inhibit the size and timing of formation of exploration ventures.

We plan to generate profits by drilling productive gas wells or improving the production of existing wells. We will, however, need to raise the funds we require through the sale of our securities, from loans from third parties or by joint venturing operations with third parties which will pay a portion of the costs required to explore for oil and gas in the area covered by our leases. Any wells which we may drill may not produce oil or gas in commercial quantities. We plan to report losses from our operations until such time, if ever, we begin to generate significant revenue from oil and gas sales.

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

We anticipate that our acquisition of the KGP will generate significant capital requirements.  During the twelve month period ending March 31, 2014, early estimates indicate that investment in the KGP, including operating costs, the acquisition of additional working interests, and Phase One exploration costs may range from $40,000,000 to $42,000,000. We are attempting to raise the capital needed to implement our business plan.

Effective January 20, 2011, a company controlled by our Chief Executive Officer, our Chief Financial Officer, and an unrelated consultant (the “Finders”) entered into an agreement with us providing for the payment of finder’s compensation ranging from 5% (on transaction values greater than $1,000,000) to 10% (on transactions valued up to $300,000) on transactions introduced to us by or through the Finders for a period of two years (the “Finder’s Fee Agreement”). Under the Finder’s Fee Agreement, compensation is divided between the Finders and the Finders may elect whether the finder’s compensation is payable in cash, or shares of our restricted common stock. If the Finders elect to receive payment in stock, the shares into which finder’s compensation will be converted will be calculated using the average closing price of our common stock for the ten trading days preceding the closing date of the transaction to which the compensation relates. The Finder’s Fee Agreement specifically recognizes that the KGP has been presented to us by the Finders. As of February 28, 2013, finder’s compensation of $1,599,682 has been accrued under the Finder’s Fee Agreement in connection with our acquisition of the Devon Asset and the Nahanni Assets.

Other than the obligations associated with the acquisition and exploration of our oil and gas leases disclosed elsewhere in this report, we have no material future contractual obligations as of February 28, 2013.

During the period from June 2012, through February 2013, we sold 4,405,667 shares of our common stock to twenty eight accredited investors at a price of $1.20 per share. Gross proceeds from these private placements totaled $5,286,800. We paid $164,038 in finder’s fees in connection with the sale of these shares.

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

During May 2011, we sold 120,000 investment units. The investment units were priced at $3.00 each and consisted of one share of our common stock and one stock purchase warrant. Each stock purchase warrant entitled the holder to purchase one share of our common stock at a price of $4.50 per share until April 15, 2013. Proceeds from the private placement totaled $360,000, all of which were paid in cash. We paid $2,400 in finder’s fees in connection with the sale of the units. Our Chief Executive Officer acquired 50,000 investment units in this private placement.

During April 2011, we sold 390,000 investment units at a price of $3.00 per unit. Each unit consisted of one share of our common stock and one warrant. Each warrant entitled the holder to purchase one share of our common stock at a price of $4.50 per share until April 1, 2013. Proceeds from the private placement totaled $1,170,000, all of which was paid in cash. We paid $46,800 in finder's fees in connection with the sale of the units.

During December 2010, we sold 86,870 investment units at a price of $2.30 per unit. Each unit consisted of one share of our common stock and one warrant. Each warrant entitled the holder to purchase one share of our common stock at a price of $3.50 per share until December 29, 2012. Proceeds from the private placement totaled $191,100 (net of $8,700 in fees) of which $166,100 was paid in cash and $25,000 was a repayment of a loan.

In connection with the San Miguel Farmout Agreement, we obtained $400,000 in temporary financing from our largest shareholder. This financing was subject to a non-interest bearing demand note payable. The entire $400,000 note balance was repaid from proceeds of a private placement of investment units during April 2011.

We believe our plan of operations, exclusive of costs associated with the KGP or other acquired assets, will require from $1,500,000 to $2,000,000 in financing over the twelve-month period ending March 2014 to cover general, administrative, and other costs.

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

As of April 15, 2013 we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, results of operations, liquidity or capital resources.

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

Depletion, depreciation and amortization (DD&A) of proven and producing oil and gas properties will be calculated quarterly, using the Units of Production Method (UOP). The UOP calculation, in simplest terms, matches the percentage of estimated proved reserves produced each quarter with the costs of those reserves. The result is to recognize expense at the same pace that the reservoirs are actually depleting. The amortization base in the UOP calculation includes the sum of proved property costs net of accumulated DD&A, estimated future development costs (future costs to access and develop reserves) and asset retirement costs which are not already included in oil and gas property, less related salvage value.

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

Oil and Gas Acquisitions

We account for all property acquisitions that include working interests in oil and gas wells, both operated and non-operated, that would generate more than an immaterial balance of goodwill as business combinations. We do not apply acquisition accounting to the purchase of oil and gas properties entirely comprised of unproved leaseholds. In accordance with this guidance, we have recognized the fair value of all the assets acquired and liabilities assumed in connection with our KGP working interest acquisition from Devon and Nahanni effective July 18, 2012 and October 17, 2012, respectively.

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

We consider all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents. Cash and cash equivalents totaled $2,308,601 and $2,206,347 at February 28, 2013 and August 31, 2012, respectively. We are exposed to a concentration of credit risk with respect to our cash deposits. We place cash deposits with highly rated financial institutions in the United States and Canada. At times, cash balances held in financial institutions may be in excess of insured limits. We believe the financial institutions are financially strong and the risk of loss is minimal. We have not experienced any losses with respect to the related risks and do not believe our exposure to such risks is more than normal.

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

Oil and natural gas revenues and lease operating expenses related to unproved oil and gas properties that are being evaluated for commercial viability are offset against the full cost pool until proved reserves are established, or determination is made that the unproved properties are impaired. During the six and three month periods ended February 28, 2013, we adjusted $380,616 and $235,522, respectively, of oil and gas revenue, net of lease operating expense, into the full cost pool related to our unproven interests.

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

Foreign Currency Gains and Losses

Our functional and reporting currency is the United States dollar. The functional currency of our Canadian subsidiaries is the Canadian dollar. Financial statements of our Canadian subsidiaries are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Transaction gains and losses are included in the determination of income or loss. Foreign currency transactions are primarily undertaken in Canadian dollars. As of February 28, 2013, we have not entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Earnings per share

We present both basic and diluted earnings (loss) per share (EPS) on the face of the statements of operations. Basic EPS is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Our Diluted EPS amounts differ from Basic EPS for the six month period ended February 28, 2013, as we have adjusted the weighted average number of shares outstanding during the period by a) 1,614,767 shares of one of our subsidiaries issued in connection with our acquisition of the Nahanni Assets, which are exchangeable for 1,614,767 shares of the our restricted common stock, and b) 8,145 shares recognized using the treasury stock method in connection with certain “in the money” stock options.

Our Diluted EPS amounts did not differ from Basic EPS during the prior year periods and for the three month period ended February 28, 2013, as we generated net losses during those periods.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of February 28, 2013, our disclosure controls and procedures were effective.

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

During January and February 2013, we sold 350,000 shares of our common stock to two (2) accredited investors at a price of $1.20 per share. Gross proceeds from these sales totaled $420,000. We paid $14,700 in finder’s fees in connection with these transactions. The sales were made pursuant to the terms of the offering approved by the Company’s Board of Directors on May 29, 2012.

During the three months ended February 28, 2013, we accrued fees payable in stock totaling $37,500 under the terms of two consulting agreements. One of these agreements, for fees in the amount of $30,000, is with an entity controlled by our Chief Executive Officer. Effective February 28, 2013, we issued 20,596 shares of our common stock, at a weighted average price of $1.82 per share, in satisfaction of these liabilities.

We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of these shares. The certificates representing the shares of common stock bear a restricted legend providing that they cannot be sold unless pursuant to an effective registration statement or an exemption from registration.  We did not pay any underwriting discounts or sales commissions in connection with the issuance of these shares.

ITEM 5.	OTHER INFORMATION

A special meeting of our shareholders was held on March 1, 2013. At the meeting, the following proposals were ratified by our shareholders.

(1)	an amendment to our Articles of Incorporation to change our name to EFLO Energy, Inc., and
(2)
an amendment to our Articles of Incorporation such that we are authorized to issue up to 150,000,000 shares of common stock, up to 10,000,000 shares of preferred stock, and to make certain technical amendments to our Articles of Incorporation.

These amendments to the Company’s Articles of Incorporation were made effective as of April 4, 2013.

ITEM 6.	EXHIBITS

(a)	Consolidated Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

(b)	Exhibits

3.1.1	Articles of Incorporation(1)

3.1.2	Amendment to Articles of Incorporation(2)

3.1.3	Amendment to Articles of Incorporation

3.2	Bylaws(1)

10.1	Agreement of Purchase and Sale between Devon Canada and EFL Overseas, Inc.(4)

10.2	Share Purchase Agreement between Nahanni Energy et.al and EFL Overseas, Inc. (4)

10.3	Kotaneelee Closing Agreement between Devon Canada and EFL Overseas, Inc. (4)

14.1	Code of Ethics for Principal Executive and Senior Financial Officers(4))

21.1
As of February 28, 2012, we had four consolidated subsidiaries; EFLO Energy Yukon Ltd., a Canadian Corporation (100% owned) 1693730 Alberta Ltd, a Canadian Corporation (voting stock 100% owned) 1693731 Alberta Ltd, a Canadian Corporation (100% owned) 1700665 Alberta Ltd, a Canadian Corporation (100% owned by 1693730 Alberta Ltd)

31.1	Rule 13a-14(a) Certifications

31.2	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

99.1	EFL Overseas Inc. – Audit Committee Charter(4)

101.INS	- XBRL Instance Document

101.SCH	- XBRL Taxonomy Extension Schema Document

101.CAL	- XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	- XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	- XBRL Taxonomy Extension Label Linkbase Document

101.PRE	- XBRL Taxonomy Extension Presentation Linkbase Document
__________________________
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 dated November 12, 2008.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s 10-Q report dated May 31, 2010.
(3)	Incorporated by reference to Exhibit 3.2 to the Company’s 10-Q report dated May 31, 2010.
(4)	Incorporated by reference to the Company’s 10-K report for the year ended August 31, 2102, filed November 29, 2012.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EFLO ENERGY, INC.

Dated: April 15, 2013	BY:	/s/ Keith Macdonald
Keith Macdonald,
Principal Executive Officer

	BY:	/s/ Robert Wesolek
Robert Wesolek,
Principal Financial and Accounting Officer