Form 10-Q
period 2013-05-31
EFLO ENERGY, INC.
filed 2013-07-15
CIK 1448806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number:  000-54328

EFLO ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-3062721
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 N. Sam Houston Parkway East, Suite 600, Houston, Texas  77060
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (281) 260-1034

Former name or former address if changed since last report)

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

As of July 10, 2013, the registrant had 19,463,405 outstanding shares of common stock.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EFLO ENERGY, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	May 31,	August 31,
	2013	2012
	(Unaudited)	(As Restated)
ASSETS
CURRENT ASSETS
Cash	$1,032,775	$2,206,347
Accounts receivable
Accrued gas sales	-	178,225
Joint interest owners and other	947,415	122,745
Prepaids	28,291	204,892
Other	13,421	17,919
Total current assets	2,021,902	2,730,128

OIL AND GAS PROPERTIES, full cost method, unproven	48,551,668	22,107,381

OTHER ASSETS - Goodwill	1,194,365	1,194,365
Total assets	$51,767,935	$26,031,874

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,769,881	$1,483,041
Asset retirement obligation - current	80,000	80,000
Total current liabilities	2,849,881	1,563,041

NONCURRENT LIABILITIES
Asset retirement obligations	16,921,363	7,057,716
Deferred income taxes	3,164,790	-
Total liabilities	22,936,034	8,620,757

STOCKHOLDERS' EQUITY
Capital Stock
Authorized:
10,000,000 preferred shares, par value $0.001 per share
150,000,000 common shares, par value $0.001 per share Issued and outstanding:
19,463,405 and 17,478,539 common shares at May 31, 2013 and August 31, 2012, respectively	19,464	17,479
Additional paid-in capital	28,992,702	21,830,083
Accumulated other comprehensive loss	(41,898)	(2,959)
Accumulated deficit during the exploration stage	(138,367)	(4,433,486)
Total stockholders' equity	28,831,901	17,411,117

Total liabilities and stockholders' equity	$51,767,935	$26,031,874

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EFLO ENERGY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative results from July 22, 2008 to May 31, 2013
	May 31, 2013		May 31, 2013
		May 31, 2012		May 31, 2012
EXPENSES
Management and directors' fees	312,958	75,000	875,647	225,000	2,072,031
Stock-based compensation expense	115,979	-	1,166,405	-	1,955,682
Consulting fees	138,355	29,700	954,330	142,953	1,831,308
Professional fees	101,643	22,368	510,642	130,853	890,886
Office, travel and general	139,196	30,652	400,841	60,132	717,450
Accretion of asset retirement obligations	167,305	-	427,121	-	427,121
Oil and gas property impairment	-	-	-	44,335	879,994
Total Expenses	975,436	157,720	4,334,986	603,273	8,774,472

OPERATING LOSS	(975,436)	(157,720)	(4,334,986)	(603,273)	(8,774,472)

OTHER INCOME
Gain on acquisition of assets	-	-	11,766,887	-	11,766,887
Gain on forgiveness of accounts payable	28,008	-	28,008	-	34,008
INCOME (LOSS) before taxes	(947,428)	(157,720)	7,459,909	(603,273)	3,026,423
Provision for income tax	-	-	(3,164,790)	-	(3,164,790)
NET INCOME (LOSS)	$(947,428)	$(157,720)	$4,295,119	$(603,273)	$(138,367)
Loss on foreign currency translation	(6,125)	-	(38,939)	-	(41,898)
COMPREHENSIVE INCOME (LOSS)	$(953,553)	$(157,720)	$4,256,180	$(603,273)	$(180,265)

EARNINGS (LOSS) PER SHARE
Basic	$(0.05)	$(0.02)	$0.23	$(0.08)
Diluted	$(0.05)	$(0.02)	$0.21	$(0.08)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,442,842	7,254,144	18,933,752	7,227,126
Diluted	19,442,842	7,254,144	20,276,434	7,227,126

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EFLO ENERGY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended		Cumulative resultsfrom July 22, 2008 to May 31, 2013
	May 31, 2013
		May 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,295,119	$(603,273)	$(138,367)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation and fee payments	2,006,837	-	4,042,645
Gain on forgiveness of accounts payable	(28,008)	-	(34,008)
Gain on acquisition of Nahanni assets	(11,766,887)	-	(11,766,887)
Accretion of asset retirement obligations	427,121	-	427,121
Oil and gas property impairment	-	44,335	879,994
Deferred income tax provision	3,164,790	-	3,164,790
Changes in working capital items -
Accounts receivable	(646,445)	-	(947,415)
Prepaids and other	181,099	13,667	(41,712)
Accounts payable and accrued liabilities	104,160	184,133	683,740
Net cash used in operating activities	(2,262,214)	(361,138)	(3,730,099)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures on oil and gas properties, net	(917,631)	(11,200)	(1,657,182)
Acquisition of oil and gas interests	(132,600)	-	(421,895)
Net cash used in investing activities	(1,050,231)	(11,200)	(2,079,077)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock sold for cash, net of fees	2,177,812	-	6,779,612
Common stock redeemed for cash	-	-	(100)
Proceeds from notes payable	-	-	554,500
Repayments of notes payable	-	(2,500)	(484,500)
Loans from related parties	-	-	34,337
Net cash (used in) provided by financing activities	2,177,812	(2,500)	6,883,849

INCREASE (DECREASE) IN CASH	(1,134,633)	(374,838)	1,074,673
EFFECT OF EXCHANGE RATE ON CASH	(38,939)	-	(41,898)
CASH, BEGINNING OF PERIOD	2,206,347	487,017	-

CASH, END OF PERIOD	$1,032,775	$112,179	$1,032,775

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Forgiveness of debt	$-	$-	$9,337
NON-CASH INVESTING ACTIVITIES:
Accrued expenditures on oil and gas properties	$-	$33,135	$-
Asset retirement obligation incurred	$-	$-	$80,000
Asset retirement obligation acquired in Devon Acquisition	$-	$-	$7,057,716
Asset retirement obligation acquired in Nahanni acquisition	$9,436,526	$-	$9,436,526
NON-CASH FINANCING ACTIVITIES
Common stock issued as repayment of note payable	$-	$70,000	$95,000
Common stock issued for services	$107,500	$146,774	$1,896,331
Common stock issued for Devon assets	$-	$-	$15,950,000
Exchangeable shares granted for Nahanni assets	$4,190,643	$-	$4,190,643

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EFLO ENERGY, INC.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  BASIS OF PRESENTATION

Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of EFLO Energy, Inc., formerly EFL Overseas, Inc. (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended August 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation have been made. Operating results for the nine and three month periods ended May 31, 2013 are not necessarily indicative of the results that may be expected for the year ending August 31, 2013.

Recent Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

Restatements

During a re-evaluation of the oil and gas assets acquired in the Devon and Nahanni acquisitions (see Note 2), the Company determined that an error had been made in the classification of the oil and gas assets acquired.  Specifically, the Company misclassified certain oil and gas leasehold and infrastructure equipment costs as proved within the full cost pool. The Company acquired the assets in an arms-length transaction.  The assets acquired were non-core to the long-term business plans of the selling companies and, consequently, had not been the focus of their ongoing exploration and production efforts.  However, the Company’s business plan for these acquisitions is strategic in nature, with only marginal consideration for the existing production at the time of acquisition.  Since the dates the acquisitions closed, the Company has begun the process of evaluating the exploitation potential of both the conventional and unconventional hydrocarbons in place, as well as formulating an exploitation and development plan based on its ongoing analyses. The Company intends to utilize modern technology and institutional and strategic knowledge of management to optimize the economics of the assets.

Upon consideration of the economic profile of the assets acquired at the time of acquisition, as compared to the Company’s future plans for the assets, the Company believes all oil and gas assets, including related infrastructure equipment, should have been classified as unproved in the Company’s balance sheet. Consequently, the Company believes classifying the assets as unproved is appropriate until such time as the hydrocarbon potential has been evaluated, the Company has completed development of an exploitation and development plan based on evaluation of the reservoir, raised sufficient capital to begin the operational execution of the exploitation and development plan and proved the economic viability of the assets based on successful drilling.  The Company will begin reclassifying these oil and gas assets from unproved to proved if and when the assets are demonstrably economic concurrent with the execution of the Company’s business plan.

The effect of this restatement on the consolidated financial statements included herein is as shown in tabular form below:

	As previously reported	Adjustments	As restated
Consolidated Balance Sheet at August 31, 2012
Proved properties	15,232,824	(15,232,824)	-
Unproven properties	6,465,622	15,641,759	22,107,381
Accumulated other comprehensive loss	(7,299)	4,340	(2,959)
Retained earnings (accumulated deficit) during exploration stage	(4,838,081)	404,595	(4,433,486)

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

As a result of its purchase of the Nahanni Assets and Devon Assets, the Company now generally owns a 53.65% working interest in the KGP, including a 100% working interest in one shut in gas well.

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

The Company allocated the consideration paid for the Nahanni Assets and Devon assets based upon its assessment of their fair value at the dates of purchase, as follows:

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

Oil and natural gas revenues and lease operating expenses related to unproved oil and gas properties that are being evaluated for economic viability are offset against the full cost pool until proved reserves are established, or determination is made that the unproved properties are impaired. During the nine and three month periods ended May 31, 2013, the Company capitalized $747,134 and $366,518, respectively, of lease operating expense, net of oil and gas revenue, into the full cost pool related to its unproven interests.

3.  ASSET RETIREMENT OBLIGATIONS

In connection with its acquisition of the Nahanni Assets and the Devon Assets, the Company acquired $9,436,526 and $7,057,716 in asset retirement obligations, respectively, relating with its portion of the abandonment, reclamation and environmental liabilities associated with the KGP.

On March 31, 2011, the Company initiated oil and gas operations by entry into a Farmout and Participation Agreement which provided for its acquisition of a net working interest ranging from 21.25% to 42.5%, in a 2,629 acre oil and gas lease, insofar as that lease covers from the surface to the base of the San Miguel formation (the “San Miguel Lease”). The San Miguel Lease, which is located in Zavala County, Texas, is unproven and has no current production. The Company incurred $80,000 in asset retirement obligations related to the future plugging and abandonment of a test well on the San Miguel Lease. At May 31, 2013, the Company’s interest in the San Miguel lease was impaired and expensed to the extent of its carrying value, which included the full amount of the associated asset retirement obligation. The entire asset retirement obligation relating to the San Miguel Lease has been classified as a current liability.

The following table summarizes amounts comprising the Company’s asset retirement obligations as of May 31, 2013:

Asset Retirement Obligations
Balance, August 31, 2011	$80,000
Liabilities incurred (acquired)	7,057,716
Accretion expense	––
Liabilities (settled)	––
Changes in asset retirement obligations	––
Balance, August 31, 2012	7,137,716
Liabilities incurred (acquired)	9,436,526
Accretion expense	427,121
Liabilities (settled)	––
Changes in asset retirement obligations	––
Total Balance, May 31, 2013	$17,001,363
Total Balance, May 31, 2013 – Current	$80,000
Total Balance, May 31, 2013 – Long Term	$16,921,363

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
	400,000

The Company applied the Black-Scholes option pricing model to determine the fair market value of the options granted. In applying the model, the Company used the following parameters: contractual lives of 2 to 4.5 years, historical stock price volatility of 65%, a risk-free rate of 4.5% and an annual dividend rate of 0%. As a result, the Company determined that the total fair market value of the options granted was $313,646 and the weighted-average grant-date fair value per option granted was $0.78.

On January 15, 2013, the Company also authorized the issuance of 50,000 bonus shares of its common stock to its new Chief Operating Officer pursuant to the 2012 Stock Bonus Plan. The fair market value of these bonus shares is the market price of the shares at the date of grant. The 50,000 bonus shares had an aggregate value of $97,000, or $1.94 per share at that date.

During the nine and three months ended May 31, 2013, the Company recognized $591,648 and $123,016, respectively, of non-cash expense related to stock-based compensation under its 2012 Non-Qualified Stock Option Plan (the “Option Plan”). As of May 31, 2013, $606,922 of total unrecognized compensation cost remains under the Option Plan. Of this amount, $123,017, $437,107 and $46,798 are expected to be recognized during fiscal 2013, fiscal 2014, and fiscal 2015, respectively. The Company had no option plan in place during the nine and three month periods ended May 31, 2012.

During the nine and three months ended May 31, 2013, fees totaling $107,500 and $37,500 were paid using 54,200 and 20,789 shares of the Company’s restricted common stock at a weighted average prices of $1.98 and $1.80 per share, respectively. For the nine and three months ended May 31, 2012, $146,774 and $30,000 in fees incurred under this arrangement were paid using 48,023 and 14,238 shares of the Company’s restricted common stock at a weighted average price of $3.07 and $2.10, respectively.

5.   RELATED PARTY TRANSACTIONS

Effective January 20, 2011, a company controlled by the Company’s Chief Executive Officer, its Chief Financial Officer, and an unrelated consultant (the “Finders”) entered into an agreement with the Company providing for the payment of finder’s compensation ranging from 5% (on transaction values greater than $1,000,000) to 10% (on transactions valued up to $300,000) on transactions introduced to the Company by or through the Finders for a period of two years (the “Finder’s Fee Agreement”). Under the Finder’s Fee Agreement, compensation is divided between the Finders and the Finders may elect whether the finder’s compensation is payable in cash, or shares of the Company’s restricted common stock. If the Finders elect to receive payment in stock, the shares into which finder’s compensation will be converted will be calculated using the average closing price of the Company’s common stock for the ten trading days preceding the closing date of the transaction to which the compensation relates. The Finder’s Fee Agreement specifically recognizes that the KGP has been presented to the Company by the Finders. During the nine months ended May 31, 2013, finder’s compensation of $755,399 has been accrued under the Finder’s Fee Agreement in connection with the Company’s acquisition of the Nahanni Assets. No such fees were incurred during three months ended May 31, 2013 or during the nine or three months ended May 31, 2012.

Of the fees paid in stock during the nine month periods ended May 31, 2013 and May 31, 2012 (see Note 4), fees totaling $90,000 and $146,774 were paid using 44,877 and 48,023 shares of the Company’s restricted common stock, respectively, to the Company’s Chief Executive Officer under the terms of a management consulting agreement.

6.  OTHER INFORMATION

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

Prior to our initial working interest acquisition in the KGP, we had generated no revenues and had no proven reserves. Following our acquisition of the KGP we have generated limited revenue which reduced the full cost pool related to our unproven interests while economic viability is being evaluated.

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

Our proven oil and gas properties have been reclassified as unproven. See a detailed discussion in Note 1 to our accompanying consolidated financial statements.

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

Financial Condition and Results of Operations

KGP

Oil and natural gas revenues and lease operating expenses related to unproved oil and gas properties that are being evaluated for commercial viability are offset against the full cost pool until proved reserves are established, or determination is made that the unproved properties are impaired. During the nine and three month periods ended May 31, 2013, we capitalized $747,134 and $366,518, respectively, of lease operating expense, net of oil and gas revenue, into the full cost pool related to its unproven interests.

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

Other

The excess of the estimated fair value of the Nahanni Assets over the consideration paid was $11,766,887. This amount has been recognized as a gain on the acquisition of assets. The tax impact of $3,164,790 relating to this gain has been recorded as a deferred tax obligation. The excess of the consideration paid over the estimated fair value of the Devon Assets was $1,194,365. This amount has been recognized as goodwill.

Our operating loss for the nine and three month period ended May 31, 2013, increased by approximately $3,732,000 or 619% (from $603,273 to $4,334,986) and approximately $818,000 or 518% (from $157,720 to $975,436)  when compared to the same periods during the prior year, respectively. These increased losses resulted from higher costs incurred in almost every category to support our expanded operations, including:

1.
Increases of approximately $427,121 and $167,305, respectively, in accretion of asset retirement obligations incurred in connection with our working interests in the KGP acquired during July and October 2012;

2.
Increases of approximately $651,000 or 289% (from $225,000 to $875,647) and $238,000 or 317% (from $75,000 to $312,958), respectively, in management and directors fees relating to an increase in the size of our board of directors from four (4) to six (6) members, the addition of two new officers, and the accrual of  newly established directors fees;

3.
Increases of approximately $1,166,000 (from $0.00 to $1,166,405) and $116,000 (from $0.00 to $115,979), respectively, in stock based compensation expense for the nine month period consisting primarily of; $551,000 recognized in net fair value of options granted under the 2012 Stock Option Plan, $259,000 (100,583 shares) payable to our Chief Executive Officer, and $259,000 (100,553 shares) payable to our Chief Financial Officer as finder’s fees in connection with our acquisition of the KGP, and $97,000 in the value of stock granted to our incoming Chief Operating Officer under our 2012 Stock Bonus Plan, and for the three month period consisting of $116,000 recognized in the net fair value of options granted under the 2012 Stock Option Plan.

4.
Increases of approximately $811,000 or 568% (from $142,953 to $954,330) and $109,000 (from $29,700 to $138,355), respectively, in consulting fees consisting in largest part for the nine month period of; $230,100 payable for investor relations services (payable to a consultant in 90,000 shares of our restricted common stock), and $258,000 in finder’s fees incurred in connection with the acquisition of the KGP (payable to a consultant in 100,553 shares of our restricted common stock), $40,000 paid in connection with capital formation, and increased fees for engineering services incurred in connection with the KGP, and for the three month period consisting of $20,000 paid in connection with capital formation, and increased fees for engineering services incurred in connection with the KGP.

5.
Increases of approximately $380,000 or 290% (from $130,853 to $510,642), and $79,000 or 354% (from $22,368 to $101,643), respectively, in professional fees, incurred in connection with regulatory compliance and our acquisition of the KGP.

6.
Increases of approximately $341,000 or 567% (from $60,132 to $400,841), and $109,000 or 354% (from $30,652 to $139,196), respectively, in office, travel and general expense,  relating primarily to travel costs and insurance expense incurred in connection with our acquisition, operation and financing of the KGP.

During the nine and three months ended May 31, 2013, we recognized approximately $28,000 in gains related to our settlement of certain vendor payables at less than their face amounts.

We expect our expenses will continue to increase as we expand operations. We are actively seeking additional capital to fund those expenditures.

Liquidity and Capital Resources

The oil and gas industry is cyclical in nature and tends to reflect general economic conditions. The pattern of historic fluctuations in gas prices has resulted in additional uncertainty in capital markets. Our access to capital, as well as that of our partners and contractors, has been limited due to tightened credit markets. These limitations may inhibit the size, and timing of exploration ventures.

We plan to generate profits by drilling productive gas wells or improving the production of existing wells. We will, however, need to raise the funds we require through the sale of our securities, from loans from third parties or by joint venturing operations with third parties which will pay a portion of the costs required to explore for oil and gas in the area covered by our leases. Any wells which we may drill may not produce oil or gas in commercial quantities. We plan to report losses from our operations until such time, if ever, that we begin to generate significant revenue from oil and gas sales.

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

We anticipate that our acquisition of the KGP will generate significant capital requirements.  During the twelve month period ending June 30, 2014, early estimates indicate that investment in the KGP, including operating costs, the acquisition of additional working interests, and Phase One exploration costs may range from $40,000,000 to $42,000,000. We are attempting to raise the capital needed to implement our business plan.

Effective January 20, 2011, a company controlled by our Chief Executive Officer, our Chief Financial Officer, and an unrelated consultant (the “Finders”) entered into an agreement with us providing for the payment of finder’s compensation ranging from 5% (on transaction values greater than $1,000,000) to 10% (on transactions valued up to $300,000) on transactions introduced to us by or through the Finders for a period of two years (the “Finder’s Fee Agreement”). Under the Finder’s Fee Agreement, compensation is divided between the Finders and the Finders may elect whether the finder’s compensation is payable in cash, or shares of our restricted common stock. If the Finders elect to receive payment in stock, the shares into which finder’s compensation will be converted will be calculated using the average closing price of the Company’s common stock for the ten trading days preceding the closing date of the transaction to which the compensation relates. The Finder’s Fee Agreement specifically recognizes that the KGP has been presented to us by the Finders. As of May 31, 2013, finder’s compensation of $1,599,682 has been accrued under the Finder’s Fee Agreement in connection with our acquisition of the Devon Assets and the Nahanni Assets.

Other than the obligations associated with the acquisition and exploration of our oil and gas leases disclosed elsewhere in this report, we have no material future contractual obligations as of May 31, 2013.

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

We believe our plan of operations, exclusive of costs associated with the KGP or other acquired assets, will require from $1,500,000 to $2,000,000 in financing over the twelve-month period ending June 30, 2014 to cover general, administrative, and other costs.

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

As of July 10, 2013 we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, results of operations, liquidity or capital resources.

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

Petroleum and Natural Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs relating to unproved properties, geological expenditures, tangible and intangible development costs, including direct internal costs, are capitalized to the full cost pool. When we commence production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Costs of unproved properties are not amortized until the proved reserves associated with the projects can be determined or until impairment occurs. If an assessment of such properties indicates that properties are impaired, the amount of impairment is added to the capitalized cost base to be amortized.

 Depletion, depreciation and amortization (DD&A) of proven and producing oil and gas properties is calculated quarterly, using the Units of Production Method (UOP). The UOP calculation, in simplest terms, matches the percentage of estimated proved reserves produced each quarter with the costs of those reserves. The result is to recognize expense at the same pace that the reservoirs are actually depleting. The amortization base in the UOP calculation includes the sum of proved property costs net of accumulated DD&A, estimated future development costs (future costs to access and develop reserves) and asset retirement costs which are not already included in oil and gas property, less related salvage value.

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

Asset Retirement Obligations

We record asset retirement obligations based on guidance set forth in ASC Topic 410 as a liability in the period in which we incur an obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The estimated balance of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. The associated asset retirement asset is capitalized as part of the cost of the related asset and amortized over its useful life. The associated asset retirement obligation liability is subject to periodic accretion based on our credit-adjusted discount rate. Accretion expense is offset with an increase to the asset retirement obligation liability account, and, at the end of the asset’s life, the liability account will have a balance equal to the amount needed to settle the retirement obligation.

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

We consider all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents.  Cash and cash equivalents totaled $1,032,775 and $2,206,347 at May 31, 2013 and August 31, 2012, respectively. We are exposed to a concentration of credit risk with respect to our cash deposits. We place cash deposits with highly rated financial institutions in the United States and Canada. At times, cash balances held in financial institutions may be in excess of insured limits. We believe the financial institutions are financially strong and the risk of loss is minimal. We have not experienced any losses with respect to the related risks and do not believe our exposure to such risks is more than normal.

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

Oil and natural gas revenues and lease operating expenses related to unproved oil and gas properties that are being evaluated for commercial viability are offset against the full cost pool until proved reserves are established, or determination is made that the unproved properties are impaired. During the nine and three month periods ended May 31, 2013, we capitalized $747,134 and $366,518, respectively, of lease operating expense, net of oil and gas revenue, into the full cost pool related to our unproven interests.

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

Foreign Currency Gains and Losses

Our functional and reporting currency is the United States dollar. The functional currency of our Canadian subsidiaries is the Canadian dollar. Financial statements of our Canadian subsidiaries are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Transaction gains and losses are included in the determination of income or loss. Foreign currency transactions are primarily undertaken in Canadian dollars. As of May 31, 2013, we have not entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Earnings per share

We present both basic and diluted earnings (loss) per share (EPS) on the face of the statements of operations. Basic EPS is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Our Diluted EPS amounts differ from Basic EPS for the nine month period ended May 31, 2013, as we have adjusted the weighted average number of shares outstanding during the period by 1,614,767 shares of one of our subsidiaries issued in connection with our acquisition of the Nahanni Assets, which are exchangeable for 1,614,767 shares of the our restricted common stock.

Our Diluted EPS amounts did not differ from Basic EPS during the prior year periods and for the three month period ended May 31, 2013, as we generated net losses during those periods.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of May 31, 2013, our disclosure controls and procedures were effective.

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

During the three months ended May 31, 2013, we accrued fees payable in stock totaling $37,500 under the terms of two consulting agreements. One of these agreements, for fees in the amount of $30,000, is with an entity controlled by our Chief Executive Officer. Effective May 31, 2013, we issued 20,789 shares of our common stock, at a weighted average price of $1.80 per share, in satisfaction of these liabilities.

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

Shareholder Vote

A special meeting of our shareholders was held on March 1, 2013. At the meeting, the following proposals were ratified by our shareholders.

(1)	an amendment to our Articles of Incorporation to change our name to EFLO Energy, Inc., and
(2)
an amendment to our Articles of Incorporation such that we are authorized to issue up to 150,000,000 shares of common stock, up to 10,000,00 shares of preferred stock, and to make certain technical amendments to our Articles of Incorporation.

These amendments to our Articles of Incorporation were made effective as of April 4, 2013.

Restatement of Financial Statements

On April 14, 2013, and in connection with a re-evaluation of the oil and gas assets acquired in the Devon and Nahanni acquisitions (see Note 2 to the accompanying consolidated financial statements ), the Company determined that an error had been made in the classification of the oil and gas assets acquired.  Specifically, in its financial statements for the year ended August 31, 2012 and the three months ended November 30, 2012 the Company misclassified certain oil and gas leasehold and infrastructure equipment costs as proved within the full cost pool. The Company acquired the assets in an arms-length transaction.  The assets acquired were non-core to the long-term business plans of the selling companies and, consequently, had not been the focus of their ongoing exploration and production efforts.  However, the Company’s business plan for these acquisitions is strategic in nature, with only marginal consideration for the existing production at the time of acquisition.  Since the dates the acquisitions closed, the Company has begun the process of evaluating the exploitation potential of both the conventional and unconventional hydrocarbons in place, as well as formulating an exploitation and development plan based on its ongoing analyses. The Company intends to utilize modern technology and institutional and strategic knowledge of management to optimize the economics of the assets.

Upon consideration of the economic profile of the assets acquired at the time of acquisition, as compared to the Company’s future plans for the assets, the Company believes all oil and gas assets, including related infrastructure equipment, should have been classified as unproved in the Company’s balance sheet. Consequently, the Company believes classifying the assets as unproved is appropriate until such time as the hydrocarbon potential has been evaluated, the Company has completed development of an exploitation and development plan based on evaluation of the reservoir, raised sufficient capital to begin the operational execution of the exploitation and development plan and proved the economic viability of the assets based on successful drilling.  The Company will begin reclassifying these oil and gas assets from unproved to proven if and when the assets are demonstrably economic concurrent with the execution of the Company’s business plan.

The effect of this restatement on the consolidated financial statements for the year ended August 31, 2012 and the three months ended November 30, 2012 are shown below.

August 31, 2012

	As previously		As
Consolidated Balance Sheet at August 31, 2012	reported	Adjustments	restated
Proved properties	15,232,824	(15,232,824)	-
Unproven properties	6,465,622	15,641,759	22,107,381
Accumulated other comprehensive loss	(7,299)	4,340	(2,959)
Retained earnings (accumulated deficit) during exploration stage	(4,838,081)	404,595	(4,433,486)

Consolidated Statement of Operations for the year ended August 31, 2012
Gas sales, net	251,290	(251,290)	-
Lease operating expenses	(255,143)	255,143	-
Depletion, depreciation and amortization	(400,744)	400,744	-
Net income (loss)	(3,207,121)	404,595	(2,802,526)

Consolidated Statement of Cash Flows for the year ended August 31, 2012
Net income (loss)	(3,207,121)	404,595	(2,802,526)
Depletion, depreciation and amortization	405,084	(405,084)	-
Net cash used in operating activities	(922,624)	3,851	(918,773)
Expenditures on oil and gas properties	(11,200)	(3,851)	(15,051)
Net cash used in investing activities	(300,495)	(3,851)	(304,346)

Notes to the Consolidated Financial Statements at August 31, 2012, Note 4. Oil and Gas Properties
Oil and Gas Acquisition - Kotaneelee Gas Project
Intangibles	6,780,000	(6,780,000)	-
Leasehold costs	581,379	(581,379)	-
Unproved leasehold costs	6,465,623	7,361,379	13,827,002
Capitalized Acquisition, Exploration and Development Costs
KGP – proven properties	15,637,906	(15,637,906)	-
KGP – unproven properties	6,465,623	15,637,906	22,103,529
Expenditures on oil and gas properties	-	3,852	3,852
Unproved oil and gas properties, August 31, 2012	6,465,623	15,641,758	22,107,381

November 30, 2012

Consolidated Balance Sheet at November 30, 2012	As previously reported	Adjustments	As restated
Proved properties	31,343,037	(31,343,037)	-
Unproven properties	15,800,124	31,978,905	47,779,029
Accumulated other comprehensive loss	2,270	(5,664)	(3,394)
Retained earnings (accumulated deficit) during exploration stage	1,386,825	641,532	2,028,357

Consolidated Statement of Operations for the three months ended November 30, 2012
Gas sales, net	50,216	(50,216)	-
Lease operating expenses	(195,310)	195,310	-
Depletion, depreciation and amortization	(91,843)	91,843	-
Net income (loss)	6,224,906	236,937	6,461,843

Consolidated Statement of Cash Flows for the three months ended November 30, 2012
Net income (loss)	6,224,906	236,937	6,461,843
Depletion, depreciation and amortization	91,843	(91,843)	-
Net cash used in operating activities	(932,628)	145,094	(787,534)
Expenditures on oil and gas properties	-	(145,094)	(145,094)
Net cash used in investing activities	(132,600)	(145,094)	(277,964)

Notes to the Consolidated Financial Statements at November 30, 2012, Note 2. Oil and Gas Properties
Oil and Gas Acquisition - Kotaneelee Gas Project
Reserves and resources	11,932,590	(11,932,590)	-
Leasehold Costs	643,074	(643,074)	-
Unproved Leasehold Costs	15,800,124	12,575,664	28,375,788

The Company’s Chief Financial Officer discussed the restatement of the Company’s financial statements described above with the Company’s independent public accountants.

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
21.1
As of May 31, 2012, we had four consolidated subsidiaries;
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

EFLO ENERGY, INC.

Dated: July 15, 2013	BY:	/s/ Keith Macdonald
Keith Macdonald,
Principal Executive Officer

	BY:	/s/ Robert Wesolek
Robert Wesolek,
Principal Financial and Accounting Officer