Form 10-K/A
period 2012-08-31
EFLO ENERGY, INC.
filed 2013-10-21
CIK 1448806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

PART I

EFL Overseas, Inc. is filing this Amendment to its Form 10-K for the year ended August 31, 2012 that was originally filed with the Securities and Exchange Commission (“SEC”) on November 29, 2012 (the “Original 10-K”) to; (i) restate its consolidated balance sheets to reclassify certain oil and gas properties from proved properties to unproven properties, and (ii) adjust the carrying value of unproven oil and gas properties for the net impact of revenues, lease operating expenses and depletion expense related to those reclassified oil and gas assets. For the convenience of the reader, this 10-K/A amends in its entirety   the Original 10-K.

This 10-K/A continues to speak as of the date of the Original 10-K, and we have not updated the disclosures contained herein to reflect any events that occurred at a later date other than those set forth above. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our periodic reports filed with the SEC subsequent to the date of the filing of the Original 10-K.

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

During the period from July 18, 2012 through October 17, 2012, we acquired working interests totaling 53.65% (including a 100% working interest in one gas well) in the Kotaneelee Gas Project located on 30,542 gross acres in the Yukon Territory in Canada. We believe the Kotaneelee Gas Project has significant conventional and shale gas potential and is supported by an environment of growing investment in gas processing and export in the Pacific Northwest. All of our oil and gas properties related to the Kotaneelee Gas Project are classified as unproven properties at August31, 2012.

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

Asset Description	Fair Value of Asset Acquired
Unproven Properties
Unproven leasehold costs	$13,827,002
Plant and equipment	6,484,000
Gathering systems	1,788,000
Vehicles	4,527
Unproven Properties	22,103,529
Goodwill	1,194,365
Total Assets Acquired - KGP	$23,297,894

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

All of our oil and gas properties related to the KGP are classified as unproven properties at August 31, 2012.

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

Capital Expenditures, Including Acquisitions and Costs Incurred

Capitalized acquisition, exploration and   net development costs incurred on the KGP during the fiscal year ended August 31, 2012 are summarized as follows:

KGP – Proved Properties:

Balance, August 31, 2011	$––
Acquisition costs	22,103,529
Expenditures on oil and gas properties	3,852
Depletion and depreciation	––
Oil and gas property impairment	––
Balance, August 31, 2012	$22,107,381

KGP – Unproven Properties:

Balance, August 31, 2011	$––
Acquisition costs	6,465,622
Expenditures on oil and gas properties	––
Depletion and depreciation	––
Oil and gas property impairment	––
Balance, August 31, 2012	$6,465,622

Oil and natural gas revenues and lease operating expenses related to unproved oil and gas properties that are being evaluated for economic viability are offset against the full cost pool until proved reserves are established, or determination is made that the unproved properties are impaired. During the year ended August 31, 2012, the full cost pool was increased by $3,852 as a result of oil and gas revenue, net of lease operating expense, from unproven properties.

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

Drilling Statistics

During the years ended August 31, 2012 and 2011, we drilled or participated in the drilling of the following wells.  We did not drill any development wells during the years ended August 31, 2012 or 2011. We did not drill any wells during the year ended August 31, 2010.

	Year Ended August 31, 2012		Year Ended August 31, 2011
	Gross	Net	Gross	Net
Exploratory Wells:	––	––	––	––
Productive:
Oil	––	––	––	––
Gas	––	––	––	––
Non-productive:	––	––	1	.215
Total Wells:	––	––	1	.215

As of November 29, 2012 we were not drilling or completing any wells.

Productive Oil and gas Wells

At August 31, 2012, we had an interest in one gross natural gas well (0.7 net well) in the KGP. This well was shut in for maintenance in September 2012 and remains shut in as of November 29, 2012.

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

Well and Lease Data

Gross and Net Undeveloped and Developed Acreage

The following table shows, by state/territory, our producing wells, developed acreage, and undeveloped acreage, excluding service (injection and disposal) wells as of November 29, 2012:

	Productive Wells		Developed Acreage		Undeveloped Acreage
State/Territory	Gross	Net	Gross	Net	Gross	Net
Yukon	––	––	––	––	––	––
Texas	––	––	––	––	40	8.6

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

Our acquisition of an initial working interest of 22.989% (including a 69.337% working interest in one gas well) in the KGP was completed on July 18, 2012, with an effective date of July 1, 2012. Since that date, we have been responsible for the operations of the KGP and have recognized our portion of its related net revenues and costs.

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

Prior to our initial working interest acquisition in the KGP, we had generated no revenues. We have no proven reserves.

Financial Condition and Results of Operations

KGP

Oil and natural gas revenues, net of lease operating expenses, related to unproved oil and gas properties that are being evaluated for economic viability are offset against the full cost pool until proved reserves are established, or determination is made that the unproved properties are impaired. For the period from July 1, 2012 (the effective date of our initial KGP working interest acquisition) to August 31, 2012, the full cost pool was increased by $3,852 as a result of oil and gas revenue, net of lease operating expense, from unproven properties.

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

Critical Accounting Policies and Estimates

Measurement Uncertainty

The preparation of consolidated financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We regularly evaluate estimates and assumptions. We base our estimates and assumptions on current facts, historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to our consolidated financial statements relate to carrying values of oil and gas properties, asset retirement obligations, the valuation of goodwill, determination of fair values of stock-based transactions, deferred income tax rates, and environmental risks and exposures.

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

Depletion, depreciation and amortization (DD&A) of proved oil and gas properties is calculated quarterly, using the Units of Production Method (UOP). The UOP calculation, in simplest terms, matches the percentage of estimated proved reserves produced each quarter with the costs of those reserves. The result is to recognize expense at the same pace that the reservoirs are actually depleting. The amortization base in the UOP calculation includes the sum of proved property costs net of accumulated DD&A, estimated future development costs (future costs to access and develop reserves) and asset retirement costs which are not already included in oil and gas property, less related salvage value.

The capitalized costs included in the full cost pool are subject to a "ceiling test" (based on the average of the first-day-of-the-month prices during the twelve-month period prior to August 31, 2012 pursuant to the SEC’s “Modernization of Oil and Gas Reporting” rule), which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized. If net capitalized costs exceed this limit, the excess is charged to expense in the current period. At August 31, 2012, all of our oil and gas interests were unproven.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the statement of operations.

Oil and Gas Acquisitions

We account for all property acquisitions that include working interests in proved leasehold, both operated and non-operated, that would generate more than an immaterial balance of goodwill as business combinations. We do not apply acquisition accounting to the purchase of oil and gas properties entirely comprised of unproved leasehold, and as a result we recognized the fair value of all the assets acquired and liabilities assumed in connection with our KGP working interest acquisition from Devon effective July 18, 2012.

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

Revenue Recognition

We recognize natural gas revenue under the sales method of accounting for our interests in producing wells as natural gas is produced and sold from those wells. We recognize revenue upon transfer of ownership of the product to the customer which occurs when (i) the product is physically received by the customer, (ii) an invoice is generated which evidences an arrangement between the customer and us, (iii) a fixed sales price has been included in such invoice and (iv) collection from such customer is reasonably assured. Gas sales are reported net of applicable production taxes. Since all of our oil and gas properties are unproven, revenue net of any direct operating expenses is offset to the full cost pool.

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

EFL OVERSEAS, INC.

Date: October 18, 2013	By:	/s/ Keith Macdonald
Keith Macdonald, President and Principal Executive Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Keith Macdonald	October 17, 2013
Keith Macdonald, Principal Executive Officer and Director

/s/ Robert Wesolek	October 17, 2013
Herbert Schmidt, Principal Financial and Accounting Officer and Director

/s/ Henry Aldof	October 17, 2013
Henry Aldorf, Chairman and Director

/s/ James Hutton	October 17, 2013
James Hutton, President and Director

/s/ James Ebeling	October 17, 2013
James Ebeling, Director

/s/ Eric Prim	October 17, 2013
Eric Prim, Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of EFL Overseas, Inc.

(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of EFL Overseas, Inc. (an Exploration Stage Company) (the Company) as of August 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and for the period from inception (July 22, 2008) to August 31, 2012. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As described in Note 1, subsequent to the issuance of its 2012 consolidated financial statements, the Company discovered an error in its classification of oil and gas assets acquired. Therefore, the 2012 consolidated financial statements have been restated. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EFL Overseas, Inc. (an Exploration Stage Company) as of August 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended, and for period from inception (July 22, 2008) to August 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

WEAVER AND TIDWELL, L.L.P.

Houston, Texas
November 29, 2012, except for Note 1, as to which the date is October 18, 2013

AN INDEPENDENT	WEAVER AND TIDWELL LLP	HOUSTON
MEMBER OF BAKER TILLY	CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS	24 GREENWAY PLAZA, SUITE 1800, HOUSTON, TX 77046
INTERNATIONAL	WWW.WEAVERLLP.COM	P: (713) 850 8787	F: (713) 850 1673

EFL OVERSEAS, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
	2012	2011
	(As Restated)
ASSETS

CURRENT ASSETS
Cash	$2,206,347	$487,017
Accounts receivable
Accrued gas sales	178,225	-
Joint interest owners and other	122,745	-
Prepaids	204,892	21,875
Other	17,919	3,436
Total current assets	2,730,128	512,328

OIL AND GAS PROPERTIES, full cost method, unproven	22,107,381	-

OTHER ASSETS - Goodwill	1,194,365	-
Total assets	$26,031,874	$512,328

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,483,041	$299,701
Notes payable	-	72,500
Asset retirement obligation - current	80,000	80,000
Total current liabilities	1,563,041	452,201

ASSET RETIREMENT OBLIGATION - Long term	7,057,716	-
Total Liabilities	8,620,757	452,201

STOCKHOLDERS' EQUITY
Capital Stock
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
17,478,539 and 7,196,870 common shares at August 31, 2012 and
August 31, 2011, respectively	17,479	7,197
Additional paid-in capital	21,830,083	1,683,890
Accumulated other comprehensive loss	(2,959)	-
Deficit accumulated during the exploration stage	(4,433,486)	(1,630,960)
Total stockholders' equity	17,411,117	60,127

Total liabilities and stockholders' equity	$26,031,874	$512,328

The accompanying notes are an integral part of these consolidated financial statements.

EFL OVERSEAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative
			results from
			July 22,
			2008
			(Inception) to
	Year Ended August 31,		August 31,
	2012	2011	2012
	(As Restated)		(As Restated)
EXPENSES
Management and director's fees	$997,836	$173,548	$1,196,384
Stock-based compensation expense	789,277	-	789,277
Consulting fees	530,127	331,851	876,978
Professional fees	217,487	121,996	380,244
Office, travel and general	223,4 64	84,134	316,609
Oil and gas property impairment	44,335	835,659	879,994
Total Expenses	2,802,526	1,547,188	4,439,486

OPERATING LOSS	(2,802,526)	(1,547,188)	(4,439,486)

OTHER INCOME (EXPENSE)
Gain on forgiveness of accounts payable	-	-	6,000
LOSS	$(2,802,526)	$(1,547,188)	$(4,433,486)
Foreign currency translation	(2,959)	-	(2,959)
COMPREHENSIVE LOSS	$(2,805,485)	$(1,547,188)	$(4,436,445)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.33)	$(0.23)

WEIGHTED AVERAGE NUMBER OF BASIC
AND DILUTED COMMON SHARES OUTSTANDING	8,467,594	6,855,836

The accompanying notes are an integral part of these consolidated financial statements.

EFL OVERSEAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative
			results from
			July 22,
			2008
			(Inception) to
	Year Ended August 31,		August 31,
	2012	2011	2012
	(As Restated)		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,802,526)	$(1,547,188)	$(4,433,486)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock-based compensation and fee payments	2,035,808	-	2,035,808
Unrealized foreign exchange losses	(2,959)	-	(2,959)
Gain on forgiveness of accounts payable	-	-	(6,000)
Oil and gas property impairment	44,335	835,659	879,994
Changes in working capital items -
Accounts receivable	(300,970)	-	(300,970)
Prepaids and other	(197,500)	(25,311)	(222,811)
Accounts payable and accrued liabilities	305,039	234,198	579,580
Net cash used in operating activities	(918,773)	(502,642)	(1,470,844)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures on oil and gas properties	(15,051)	(724,500)	(739,551)
Acquisition of oil and gas interests	(289,295)	-	(289,295)
Cash used by investing activities	(304,346)	(724,500)	(1,028,846)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock and warrants sold for cash, net of fees	2,944,949	1,646,901	4,601,800
Common stock redeemed for cash	-	-	(100)
Proceeds from notes payable	-	534,500	554,500
Repayments of notes payable	(2,500)	(482,000)	(484,500)
Loans from related parties	-	10,000	34,337
Net cash provided by financing activities	2,942,449	1,709,401	4,706,037

INCREASE IN CASH	1,719,330	482,259	2,206,347

CASH, BEGINNING OF PERIOD	487,017	4,758	-

CASH, END OF PERIOD	$2,206,347	$487,017	$2,206,347

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Forgiveness of debt	$-	$-	$9,337
NON-CASH INVESTING ACTIVITIES:
Accrued expenditures on oil and gas properties	$33,135	$31,159	$64,294
Asset retirement obligation incurred	$-	$80,000	$80,000
Asset retirement obligation acquired in Devon acquisition	$7,057,716	$-	$7,057,716
NON-CASH FINANCING ACTIVITIES
Common stock issued as repayment of note payable	$70,000	$25,000	$95,000
Common stock issued for services	$1,788,831	$-	$1,788,831
Common stock issued for Devon assets	$15,950,000	$-	$15,950,000

The accompanying notes are an integral part of these consolidated financial statements.

EFL OVERSEAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From July 22, 2008 (Inception) to August 31, 2012

					Deficit
				Accumulated	Accumulated
	Common Shares		Additional	Other	During	Total
	Number		Paid-In	Comprehensive	Exploration	Stockholders'
	of Shares	Amount	Capital	loss	Stage	Equity (Deficit)

Balance, July 22, 2008	-	$-	$-	$-	$-	$-

Common Stock issued for cash at $0.0001
per share - July 2008	100,000,000	100,000	(95,000)	-	-	5,000

Comprehensive loss	-	-	-	-	(5,145)	(5,145)
Balance, August 31, 2008	100,000,000	100,000	(95,000)	-	(5,145)	(145)

Common Stock issued for cash at $0.0015
per share - February 2009	3,300,000	3,300	1,650	-	-	4,950

Net loss	-	-	-	-	(14,777)	(14,777)
Balance, August 31, 2009	103,300,000	103,300	(93,350)	-	(19,922)	(9,972)

Forgiveness of debt by former director	-	-	9,337	-	-	9,337

Common Stock redeemed and cancelled at
$0.001 per share - April 2010	(96,700,000)	(96,700)	96,600	-	-	(100)

Comprehensive loss	-	-	-	-	(63,850)	(63,850)
Balance, August 31, 2010	6,600,000	6,600	12,587	-	(83,772)	(64,585)

Investment units issued for cash at $2.30
per unit - December 2010 (net of fees)	86,870	87	191,013	-	-	191,100

Investment units issued for cash at $3.00	390,000	390	1,122,810	-	-	1,123,200
per unit - April 2011 (net of fees)

Investment units issued for cash at $3.00	120,000	120	357,480	-	-	357,600
per unit - May 2011 (net of fees)

Comprehensive loss					(1,547,188)	(1,547,188)
Balance, August 31, 2011	7,196,870	7,197	1,683,890	-	(1,630,960)	60,127

Conversion of indebtedness to investment units	23,334	23	69,977	-	-	70,000

Issued for services	483,334	484	944,065	-	-	944,549

Stock-based compensation granted	-	-	246,976	-	-	246,976

Issued for cash at $1.20 per unit (net of fees)	2,525,001	2,525	2,942,425	-	-	2,944,950

Issued in connection with Devon asset acquisition	7,250,000	7,250	15,942,750	-	-	15,950,000

Comprehensive loss
Loss	-	-	-	-	(2,802,526)	(2,802,526)
Foreign currency translation	-	-	-	(2,959)	-	(2,959)
Total Comprehensive Loss						(2,805,485)
Balance, August 31, 2012, (as restated)	17,478,539	$17,479	$21,830,083	$(2,959)	$(4,433,486)	$17,411,117

The accompanying notes are an integral part of these consolidated financial statements.

EFL OVERSEAS, INC.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE AND CONTINUANCE OF OPERATIONS

EFL Overseas, Inc. (the “Company”), was incorporated in the State of Nevada on July 22, 2008, and prior to March 2011, was relatively inactive. During March 2011, the Company initiated operations focused on oil and gas exploration and development in the United States and Canada. On July 18, 2012, the Company’s wholly owned subsidiary, EFLO Energy Yukon Ltd., completed an acquisition of Devon Canada’s entire right and interest (generally a working interest of 22.989%, with a working interest of 69.337% in one shut-in gas well) in the Kotaneelee Gas Project (Note 4).

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

Restatements

During a re-evaluation of the oil and gas assets acquired in the Devon acquisition (see Note 2), the Company determined that an error had been made in the classification of the oil and gas assets acquired.  Specifically, the Company misclassified certain oil and gas leasehold and infrastructure equipment costs as proved within the full cost pool. The Company acquired the assets in an arms-length transaction.  The assets acquired were non-core to the long-term business plans of the selling companies and, consequently, had not been the focus of their ongoing exploration and production efforts.  However, the Company’s business plan for these acquisitions is strategic in nature, with only marginal consideration for the existing production at the time of acquisition.  Since the dates the acquisitions closed, the Company has begun the process of evaluating the exploitation potential of both the conventional and unconventional hydrocarbons in place, as well as formulating an exploitation and development plan based on its ongoing analyses. The Company intends to utilize modern technology and institutional and strategic knowledge of management to optimize the economics of the assets.

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

The effect of this restatement on the consolidated financial statements included herein is as shown in tabular form below:

	As previously		As
Consolidated Balance Sheet at August 31, 2012	reported	Adjustments	restated
Proved properties	15,232,824	(15,232,824)	-
Unproven properties	6,465,622	15,641,759	22,107,381
Accumulated other comprehensive loss	(7,299)	4,340	(2,959)
Retained earnings (accumulated deficit) during exploration stage	(4,838,081)	404,595	(4,433,486)

Consolidated Statement of Operations for the year ended August 31, 2012
Gas sales, net	251,290	(251,290)	-
Lease operating expenses	(255,143)	255,143	-
Depletion, depreciation and amortization	(400,744)	400,744	-
Net income (loss)	(3,207,121)	404,595	(2,802,526)

Consolidated Statement of Cash Flows for the year ended August 31, 2012
Net income (loss)	(3,207,121)	404,595	(2,802,526)
Depletion, depreciation and amortization	405,084	(405,084)	-
Net cash used in operating activities	(922,624)	3,851	(918,773)
Expenditures on oil and gas properties	(11,200)	(3,851)	(15,051)
Net cash used in investing activities	(300,495)	(3,851)	(304,346)

Notes to the Consolidated Financial Statements at August 31, 2012, Note 4. Oil and Gas Properties
Oil and Gas Acquisition - Kotaneelee Gas Project
Intangibles	6,780,000	(6,780,000)	-
Leasehold costs	581,379	(581,379)	-
Unproved leasehold costs	6,465,623	7,361,379	13,827,002
Capitalized Acquisition, Exploration and Development Costs
KGP – proven properties	15,637,906	(15,637,906)	-
KGP – unproven properties	6,465,623	15,637,906	22,103,529
Expenditures on oil and gas properties	-	3,852	3,852
Unproved oil and gas properties, August 31, 2012	6,465,623	15,641,758	22,107,381

Notes to the Consolidated Financial Statements at August 31, 2012, Note 9. Income Taxes
Reconciliation of Provision for Income Taxes
Canadian-based losses	(469,659)	408,884	(60,775)
Expected recovery of Canadian income tax	140,898	(122,675)	18,233
Valuation allowance	(140,898)	122,675	(18,233)
Significant Components of Deferred Income Taxes
Canadian net operating loss carryforwards	140,898	(122,675)	18,233
Total deferred income tax assets	140,898	(122,675)	18,233
Valuation allowance	(140,898)	122,675	(18,233)
Canadian Non-Capital Loss Carryforwards	720,949	(660,174)	60,775

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

Oil and Gas Acquisitions

The Company accounts for the acquisition of oil and gas properties under the requirements of Financial Accounting Standards Board (FASB) ASC Topic 805, Business Combinations (ASC Topic 805), issued in December 2007, with additional guidance issued in April 2009.  ASC Topic 805 requires an acquiring entity to recognize all assets acquired and liabilities assumed at fair value under the acquisition method of accounting, provided they qualify for acquisition accounting under the standard.  The Company accounts for all property acquisitions that include working interests in proved leasehold, both operated and non-operated, that would generate more than an immaterial balance of goodwill as business combinations.  The Company does not apply acquisition accounting to the purchase of oil and gas properties entirely comprised of undeveloped leasehold, which is in compliance with ASC Topic 805. In accordance with this guidance the Company has recognized the fair value of all the assets acquired and liabilities assumed in connection with its Kotaneelee Gas Project working interest acquisition from Devon effective July 18, 2012.

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

Revenue Recognition

The Company recognizes natural gas revenue under the sales method of accounting for its interests in producing wells as natural gas is produced and sold from those wells. Natural gas sold by the Company is not significantly different from the Company’s share of production. The Company recognizes revenue upon transfer of ownership of the product to the customer which occurs when (i) the product is physically received by the customer, (ii) an invoice is generated which evidences an arrangement between the customer and the Company, (iii) a fixed sales price has been included in such invoice and (iv) collection from such customer is reasonably assured. Gas sales are reported net of applicable production taxes. Since all of the Company’s oil and gas properties are unproven, revenue net of direct operating expenses is offset to the full cost pool.

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

4.  OIL AND GAS PROPERTIES

Oil and Gas Acquisition – Kotaneelee Gas Project

On July 18, 2012, the Company completed an acquisition of Devon Canada’s (“Devon”) entire right and interest (generally a working interest of 22.989%, with a working interest of 69.337% in one producing gas well) in the Kotaneelee Gas Project (“KGP”). The KGP covers 30,542 gross acres in the Yukon Territory in Canada, and included; a gas dehydration plant (capacity: 70 million cubic feet per day (“MMCFD”)), one gas well producing approximately 3.5 MMCFD, one water disposal well (capacity: 6,000 barrels per day), and two suspended gas wells. The KGP has a fully developed gas gathering, sales and delivery infrastructure, airstrip, roads, flarestack, storage tanks, barge dock and permanent camp facilities. All of the Company’s oil and gas properties related to the KGP are unproven.

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

Asset Description	Fair Value of Asset Acquired
Unproven Properties
Unproven leasehold costs	$13,827,002
Plant and equipment	6,484,000
Gathering systems	1,788,000
Vehicles	4,527
Unproved Property	22,103,529
Goodwill	1,194,365
Total Assets Acquired - KGP	$23,297,894

Capitalized acquisition, exploration and development costs incurred on the KGP during the fiscal year ended August 31, 2012 are summarized as follows:

KGP – Proven Properties

Balance, August 31, 2011	$––
Acquisition costs	15,637,906
Expenditures on oil and gas properties	––
Depletion and depreciation	(405,082)
Oil and gas property impairment	––
Balance, August 31, 2012	$15,232,824

KGP – Unproven Properties

Balance, August 31, 2011	$––
Acquisition costs	22,103,529
Expenditures on oil and gas properties	3,852
Depletion and depreciation	––
Oil and gas property impairment	––
Balance, August 31, 2012	$22,107,381

Oil and natural gas revenues and lease operating expenses related to unproved oil and gas properties that are being evaluated for economic viability are offset against the full cost pool until proved reserves are established, or determination is made that the unproved properties are impaired. During the year ended August 31, 2012, the full cost pool was increased by $3,852 as a result of oil and gas revenue, net of lease operating expense, from unproven properties.

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

9.  INCOME TAXES

The Company is subject to United States federal income taxes at an approximate rate of 35%, and Canadian income taxes at a rate of 30%. The reconciliation of the provision for income taxes at the applicable statutory rate compared to the Company’s income tax expense as reported is as follows:

	Canadian Year Ended August 31, 2012	United States Year Ended August 31, 2012	United States Year Ended August 31, 2011
	Restated
	$(60,775)	$(2,744,710))	$(1,547,188)
Statutory tax rates	30%	35%	35%

Expected recovery of income taxes at statutory rates	18,233	960,649	541,516
Valuation Allowance	(18,233)	(960,649)	(541,516)
Provision for income taxes	$––	$––	$––

The significant components of deferred income tax assets at August 31, 2012 and 2011 are as follows:

	Canadian Year Ended August 31, 2012	United States Year Ended August 31, 2012	United States Year Ended August 31, 2011
Deferred income tax assets:
Impairment	$––	$307,998	$292,480
Organization costs	––	76,732	103,418
Accrued salaries	––	––	36,242
US net operating loss carryforwards	––	545,564	––
Canadian net operating loss carryforwards	18,233	––	138,696
Stock Compensation	––	599,273	––
Total deferred income tax assets	18,233	1,529,567	570,836
Less: valuation allowance	(18,233)	(1,529,567)	(570,836)
Deferred income tax assets, net	$––	$––	$––

At August 31, 2012, the Company had accumulated United States and Canadian non-capital loss carry-forwards of approximately $1,558,755 and $60,775, respectively, that expire in 2032.

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

As a result of the closing of the Nahanni acquisition, the Company now generally owns a 53.67% interest in the KGP, including an 100% interest in one well which was temporarily shut-in for maintenance subsequent to August 31, 2012.

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