Form 10-Q/A
period 2012-11-30
EFLO ENERGY, INC.
filed 2013-10-21
CIK 1448806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EFL Overseas, Inc. is filing this Amendment to its Form 10-Q for the quarter ended November 30, 2012 that was originally filed with the Securities and Exchange Commission (“SEC”) on January 14, 2013 (the “Original 10-Q”) to; (i) restate its consolidated balance sheets to reclassify certain oil and gas properties from proved properties to unproven properties, and (ii) adjust the carrying value of unproven oil and gas properties for the net impact of revenues, lease operating expenses and depletion expense related to those reclassified oil and gas assets. For the convenience of the reader, this 10-Q/A amends in its entirety the Original 10-Q.

This 10-Q/A continues to speak as of the date of the Original 10-Q, and we have not updated the disclosures contained herein to reflect any events that occurred at a later date other than those set forth above . All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our periodic reports filed with the SEC subsequent to the date of the filing of the Original 10-Q.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EFL OVERSEAS, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
	2012	2012
	(Unaudited, As Restated)	(As Restated)
ASSETS

CURRENT ASSETS
Cash	$2,913,630	$2,206,347
Accounts receivable
Accrued gas sales	176,977	178,225
Joint interest owners and other	397,449	122,745
Prepaids	155,739	204,892
Other	70,370	17,919
Total current assets	3,714,165	2,730,128

OIL AND GAS PROPERTIES, full cost method, unproven	47,779,029	22,107,381

OTHER ASSETS - Goodwill	1,194,365	1,194,365
Total assets	$52,687,559	$26,031,874

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,792,233	$1,483,041
Asset retirement obligation - current	80,000	80,000
Total current liabilities	2,872,233	1,563,041

NONCURRENT LIABILITIES
Asset retirement obligations	16,588,410	7,057,716
Deferred income taxes	3,164,790	-
Total Liabilities	22,625,433	8,620,757

STOCKHOLDERS' EQUITY
Capital Stock
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
19,022,020 and 17,478,539 common shares at November 30, 2012 and August 31, 2012, respectively	19,022	17,479
Additional paid-in capital	28,018,141	21,830,083
Accumulated other comprehensive loss	(3,394)	(2,959)
Retained earnings (accumulated deficit) during the exploration stage	2,028,357	(4,433,486)
Total stockholders' equity	30,062,126	17,411,117

Total liabilities and stockholders' equity	$52,687,559	$26,031,874

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EFL OVERSEAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative
			results from
			July 22,
			2008 to
	Three Months Ended November 30,		November 30,
	2012	2011	2012
	(As Restated)		(As Restated)
EXPENSES
Management and director's fees	$273,836	$75,000	$1,470,220
Stock-based compensation expense	694,703	-	1,483,980
Consulting fees	665,389	66,428	1,542,367
Professional fees	269,145	62,735	649,389
Office, travel and general	143,013	19,632	459,622
Accretion of asset retirement obligations	94,168	-	94,168
Oil and gas property impairment	-	44,335	879,994
Total Expenses	2,140,254	268,130	6,579,740

OPERATING LOSS	(2,140,254)	(268,130)	(6,579740)

OTHER INCOME
Gain on acquisition of assets	11,766,887	-	11,766,887
Gain on forgiveness of accounts payable	-	-	6,000
NET INCOME (LOSS) before taxes	9,626,633	(268,130)	5,193,147
Provision for income tax	(3,164,790)	-	(3,164,790)
NET INCOME (LOSS)	$6,461,843	$(268,130)	$2,028,357
Foreign currency translation	(435)	-	(3,394)
COMPREHENSIVE INCOME (LOSS)	$6,461,408	$(268,130)	$2,024,963

EARNINGS (LOSS) PER SHARE
Basic	$0.36	$(0.04)
Diluted	$0.34	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	18,163,412	7,196,870
Diluted	19,067,343	7,196,870

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EFL OVERSEAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			resultsfrom
			July 22,
			2008 to
	Three Months Ended November 30,		November 30,
	2012	2011	2012
	(As Restated)		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$6,461,843	$(268,130)	$2,028,357
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation and fee payments	710,865	-	2,746,673
Unrealized foreign exchange losses	9,569	-	6,610
Gain on forgiveness of accounts payable	-	-	(6,000)
Gain on acquisition of Nahanni assets	(11,766,887)	-	(11,766,887)
Accretion of asset retirement obligations	94,168	-	94,168
Oil and gas property impairment	-	44,335	879,994
Deferred income tax provision	3,164,790	-	3,164,790
Changes in working capital items -
Accounts receivable	(273,456)	-	(574,426)
Prepaids and other	(3,298)	8,750	(226,109)
Accounts payable and accrued liabilities	814,872	57,703	1,394,452
Net cash used in operating activities	(787,534)	(157,342)	(2,258,378)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures on oil and gas properties	(145,094)	-	(884,645)
Acquisition of oil and gas interests	(132,600)	-	(421,895)
Net cash used in investing activities	(277,694)	-	(1,306,540)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock and warrants sold for cash, net of fees	1,772,511	-	6,374,311
Common stock redeemed for cash	-	-	(100)
Proceeds from notes payable	-	-	554,500
Repayments of notes payable	-	(2,500)	(484,500)
Loans from related parties	-	-	34,337
Net cash (used in) provided by financing activities	1,772,511	(2,500)	6,478,548

INCREASE (DECREASE) IN CASH	707,283	(159,842)	2,913,630

CASH, BEGINNING OF PERIOD	2,206,347	487,017	-

CASH, END OF PERIOD	$2,913,630	$327,175	$2,913,630

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Forgiveness of debt	$-	$-	$9,337
NON-CASH INVESTING ACTIVITIES:
Accrued expenditures on oil and gas properties	$-	$44,335	$97,429
Asset retirement obligation incurred	$-	$-	$80,000
Asset retirement obligation acquired in Devon Acquisition	$-	$-	$7,057,716
Asset retirement obligation acquired in Nahanni acquisition	$9,436,526	$-	$9,436,526
NON-CASH FINANCING ACTIVITIES
Common stock issued as repayment of note payable	$-	$-	$165,000
Common stock issued for services	$32,500	$-	$1,821,331
Common stock issued for Devon assets	$-	$-	$15,950,000
Exchangeable shares granted for Nahanni assets	$4,190,643	$-	$4,190,643

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EFL OVERSEAS, INC.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  BASIS OF PRESENTATION

Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of EFL Overseas, Inc. (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended August 31, 2012 included in the Company’s Annual Report on Form 10-K/A filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K/A. In the opinion of management, all adjustments considered necessary for fair presentation have been made. Operating results for the three month period ended November 30, 2012 are not necessarily indicative of the results that may be expected for the year ending August 31, 2013.

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

The effect of this restatement on the consolidated financial statements included herein is as shown in tabular form below:

	As previously		As
	reported	Adjustments	restated
Consolidated Balance Sheet at November 30, 2012
Proved properties	31,343,037	(31,343,037)	-
Unproven properties	15,800,124	31,978,905	47,779,029
Accumulated other comprehensive loss	2,270	(5,664)	(3,394)
Retained earnings (accumulated deficit) during exploration stage	1,386,825	641,532	2,028,357

Consolidated Statement of Operations for the three months ended November 30,2012
Gas sales, net	50,216	(50,216)	-
Lease operating expenses	(195,310)	195,310	-
Depletion, depreciation and amortization	(91,843)	91,843	-
Net income (loss)	6,224,906	236,937	6,461,843

Consolidated Statement of Cash Flows for the three months ended November 30, 2012
Net income (loss)	6,224,906	236,937	6,461,843
Depletion, depreciation and amortization	91,843	(91,843)	-
Net cash used in operating activities	(932,628)	145,094	(787,534)
Expenditures on oil and gas properties	-	(145,094)	(145,094)
Net cash used in investing activities	(132,600)	(145,094)	(277,964)

Notes to the Consolidated Financial Statements at November 30, 2012, Note 2. Oil and Gas Properties
Oil and Gas Acquisition - Kotaneelee Gas Project
Reserves and resources	11,932,590	(11,932,590)	-
Leasehold Costs	643,074	(643,074)	-
Unproved Leasehold Costs	15,800,124	12,575,664	28,375,788

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

On July 18, 2012, the Company completed an acquisition of Devon Canada’s (“Devon”) entire right and interest (generally a working interest of 22.989%, with a working interest of 69.337% in one shut-in gas well) in the KGP. As consideration for Devon’s working interest in the KGP, (the “Devon Assets”), the Company paid approximately $23,298,000. The consideration was comprised of $290,000 in cash, 7,250,000 shares of the Company’s restricted common stock valued at $15,950,000, and the absorption of $7,058,000 in asset retirement obligations.

As a result of its purchase of the Nahanni Assets and Devon Assets, the Company now generally owns a 53.65% interest in the KGP, including a 100% interest in one well which was temporarily shut-in for maintenance during September, 2012.

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

The Company allocated the consideration paid for the Nahanni Assets and Devon assets based upon its preliminary assessment of their fair value at the dates of purchase, as follows:

	Fair Value of Assets Acquired (as restated)
	Nahanni Assets	Devon Assets	Total
Asset Description
Unproven Properties
Unproved leasehold costs	$14,548,787	$13,827,001	$28,375,788
Plant and equipment	8,594,362	6,484,001	15,078,363
Gathering systems	2,383,405	1,788,001	4,171,406
Vehicles	–	4,527	4,527
Unproven Property	25,526,554	22,103,530	47,630,084
Goodwill	–	1,194,365	1,194,365
Total Assets Acquired - KGP	$25,526,554	$23,297,895	$48,824,449

Oil and natural gas revenues and lease operating expenses related to unproved oil and gas properties that are being evaluated for economic viability are offset against the full cost pool until proved reserves are established, or determination is made that the unproved properties are impaired. During the three month period ended November 30, 2012, the full cost pool was increased by $145,094 as a result of lease operating expense, net of oil and gas revenue, from unproven properties.

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

The following table summarizes amounts comprising the Company’s asset retirement obligations as of November 30, 2012:

Asset Retirement Obligations
Balance, August 31, 2011	$80,000
Liabilities incurred (acquired)	7,057,716
Accretion expense	––
Liabilities (settled)	––
Changes in asset retirement obligations	––
Balance, August 31, 2012	7,137,716
Liabilities incurred (acquired)	9,436,526
Accretion expense	94,168
Liabilities (settled)	––
Changes in asset retirement obligations	––
Total Balance, November 30, 2012	$16,668,410
Total Balance, November 30, 2012 - Current	$80,000
Total Balance, November 30, 2012 – Long Term	$16,588,410

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

6. INCOME TAXES

The Company is subject to United States federal income taxes at an approximate rate of 35%, and Canadian income taxes at rate of 30%. The reconciliation of the provision for income taxes at the applicable statutory rate compared to the Company’s income tax expense as reported is as follows:

			Canadian	United States
	Canadian	United States	Year Ended	Year Ended
	Three Months Ended	Three Months Ended	August 31,	August 31,
	November 30,	November 30,	2012	2012
	2012	2012	(Restated)	(Restated)
Net income (loss) before taxes	$11,018,960	$(1,785,075)	$(60,775)	$(2,744,710)

Statutory tax rates	30%	35%	30%	35%

Computed tax benefit (provision) at statuary rates	(3,305,688)	624,776	118,233	960,649
Net Operating Loss Carry Forward	140,898	1,529,566

Valuation Allowance	-	(2,154,342)	(18,233)	(960,649)
Provision for income taxes	$(3,164,790)	$-	$-	$-

The significant components of deferred income tax assets and liabilities at November 30, 2012 and August 31, 2012 are as follows:

			Canadian	United States
	Canadian	United States	Year Ended	Year Ended
	Three Months Ended	Three Months Ended	August 31,	August 31,
	November 30,	November 30,	2012	2012
	2012	2012	(Restated)	(Restated)
Deferred income tax assets:
Impairment	$-	$307,998	$-	$307,998
Organization Costs	-	75,365	-	76,732
Accrued salaries	-	36,489	-	-
US net operating loss carryforwards	-	795,967	-	545,564
Canadian net operating loss carryforward	365,276	-	18,233	-
Stock compensation	-	938,523	-	599,273
Total deferred income tax assets	365,276	2,154,342	18,233	1,529,567

			Canadian	United States
	Canadian	United States	Year Ended	Year Ended
	Year Ended	Year Ended	August 31,	August 31,
	November 30,	November 30,	2012	2012
	2012	2012	(Restated)	(Restated)

Deferred income tax liabilities:
Gain on acquisition of assets	$(3,530,066)	$-	$-	$-
Total deferred income tax liabilities	(3,530,066)	-	-	-

Total net deferred income tax asset (liability)	$(3,164,790)	$2,154,342	$18,233	$1,529,567
Less: valuation allowance	-	(2,154,342)	(18,233)	(1,529,567)
Deferred income tax asset (liability)	$(3,164,790)	-	$-	$-

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

At November 30, 2012, the Company has accumulated United States non-capital loss carry-forwards of approximately $2,274,191.   At August 31, 2012, the Company had accumulated United States of approximately $1,558,755. The United States loss carry-forwards begin to expire in 2032.

At November 30, 2012, the Company has accumulated Canadian non-capital loss carry-forwards of approximately   $1,217,587.    At August 31, 2012, the Company has Canadian non-capital loss carry-forwards of approximately $60,755.   The Canadian loss carry-forwards begin to expire in 2019.

Deferred tax assets have resulted primarily from the Company’s future deductible temporary differences. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion, or all, of the deferred tax asset will be realized.

The Company’s ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income to allow the utilization of its deductible temporary differences and tax planning strategies. If such estimates and related assumptions change in the future, the Company may be required to record a valuation allowance against its deferred tax asset. Management evaluates the realizability of the deferred tax assets and the need for a valuation allowance periodically. At this time, based on current facts and circumstances, management believes that it is more likely than not that the Company will realize benefit from its gross deferred tax assets.

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

During the period from July 18, 2012 through October 17, 2012, we acquired working interests totaling 53.65% (including a 100% working interest in one shut-in gas well) in the Kotaneelee Gas Project (“KGP”) located on 30,542 gross acres in the Yukon Territory in Canada. We believe the KGP has significant conventional and shale gas potential and is supported by an environment of growing investment in gas processing and export in the Pacific Northwest.

Our acquisition of an initial working interest of 22.989% (including a 69.337% working interest in one shut-in gas well) in the KGP was completed on July 18, 2012, with an effective date of July 1, 2012. Since that date, we have been responsible for the operations of the KGP and have recognized our portion of its related net revenues and costs as an increase to the full cost pool related to our unproven interests while economic viability is being evaluated.

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

On July 18, 2012, we completed an acquisition of Devon Canada’s (“Devon”) entire right and interest (generally a working interest of 22.989%, with a working interest of 69.337% in one shut-in gas well) in the KGP. As consideration for Devon’s working interest in the KGP, (the “Devon Assets”), we paid approximately $23,298,000. The consideration was comprised of $290,000 in cash, 7,250,000 shares of the Company’s restricted common stock valued at $15,950,000, and the absorption of approximately $7,058,000 in asset retirement obligations.

As a result of our purchase of the Nahanni Assets and Devon Assets, we now generally own a 53.65% interest in the KGP, including a 100% interest in one well which was temporarily shut-in for maintenance during September, 2012.

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

We allocated the consideration paid for the Nahanni Assets and Devon Assets based upon its preliminary assessment of their fair value at the dates of purchase, as follows:

	Fair Value of Assets Acquired (as restated)
	Nahanni Assets	Devon Assets	Total
Asset Description
Unproven Properties
Unproved leasehold costs	$14,548,787	$13,827,001	$28,375,788
Plant and equipment	8,594,362	6,484,001	15,078,363
Gathering systems	2,383,405	1,788,001	4,171,406
Vehicles	–	4,527	4,527
Unproven Property	25,526,554	22,103,530	47,630,084
Goodwill	–	1,194,365	1,194,365
Total Assets Acquired - KGP	$25,526,554	$23,297,895	$48,824,449

Our oil and gas properties have been reclassified as unproven. See a detailed discussion in Note 1 to our accompanying consolidated financial statements.

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

Financial Condition and Results of Operations

KGP

Oil and natural gas revenues and lease operating expenses related to unproved oil and gas properties that are being evaluated for commercial viability are offset against the full cost pool until proved reserves are established, or determination is made that the unproved properties are impaired. During the three month periods ended November 30, 201, the full cost pool was increased by $145,094 as a result of lease operating expense net of oil and gas revenue received from unproven properties. We also incurred $94,168 in the accretion of asset retirement obligations during the same period.

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

Our operating loss for the three month period ended November 30, 2012, increased by approximately $1,872,000 (698%) from $268,130 to $2,140,254 when compared to the same period during the prior year. This increased loss resulted from higher costs incurred in almost every category to support our expanded operations, including:
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

5.	An increase of approximately $207,000 or 329% (from $62,735 to $269,145) in professional fees, incurred in connection with regulatory compliance and our acquisition of the KGP

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

Oil and Gas Acquisitions

We account for all property acquisitions that include working interests in proved leaseholds, both operated and non-operated, that would generate more than an immaterial balance of goodwill as business combinations. We do not apply acquisition accounting to the purchase of oil and gas properties entirely comprised of unproved leaseholds, and as a result, we recognized the fair value of all the assets acquired and liabilities assumed in connection with our KGP working interest acquisition from Devon and Nahanni effective July 18, 2012 and October 17, 2012, respectively.

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

Revenue Recognition

We recognize natural gas revenue under the sales method of accounting for our interests in producing wells as natural gas is produced and sold from those wells. We recognize revenue upon transfer of ownership of the product to the customer which occurs when (i) the product is physically received by the customer, (ii) an invoice is generated which evidences an arrangement between the customer and us, (iii) a fixed sales price has been included in such invoice and (iv) collection from such customer is reasonably assured. Gas sales are reported net of applicable production taxes. Since all of our oil and gas properties are unproven, any revenue in excess of lease operating expenses is offset to the full cost pool.

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

ITEM 6.	EXHIBITS

(a)	Consolidated Financial Statements

Consolidated Balance Sheets	3

Consolidated Statements of Operations	4

Consolidated Statements of Cash Flows	5

Notes to the Consolidated Financial Statements	6

(b)	Exhibits

3.1.1	Articles of Incorporation(1)
3.1.2	Amendment to Articles of Incorporation(2)
3.2	Bylaws(3)
10.1	Agreement of Purchase and Sale between Devon Canada and EFL Overseas, Inc.(4)
10.2	Share Purchase Agreement between Nahanni Energy et.al and EFL Overseas, Inc. (4)
10.3	Kotaneelee Closing Agreement between Devon Canada and EFL Overseas, Inc. (4)
14.1	Code of Ethics for Principal Executive and Senior Financial Officers(4))
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

EFL OVERSEAS, INC.

Dated: October 17, 2013	BY:	/s/ Keith Macdonald
Keith Macdonald,
Principal Executive Officer

	BY:	/s/ Robert Wesolek
Robert Wesolek,
Principal Financial and Accounting Officer