Form 10-K
period 2013-08-31
EFLO ENERGY, INC.
filed 2013-11-29
CIK 1448806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange).  Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on February 28, 2013, as quoted on the OTCQB Markets, was approximately $11,651,646.

As of November 29, 2013, the Registrant had 19,487,739 outstanding shares of common stock.

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

During the period from July 18, 2012 through October 17, 2012, we acquired working interests totaling 53.65% (including a 100% working interest in one shut in gas well) in the Kotaneelee Gas Project (“KGP”) located in the Yukon Territory in Canada. We believe the KGP has significant conventional and shale gas potential and is supported by an environment of growing investment in gas processing and export in the Pacific Northwest.

Our acquisition of an initial working interest of 22.989% (including a 69.337% working interest in one shut in gas well) in the KGP was completed on July 18, 2012, with an effective date of July 1, 2012. Since that date, we have been responsible for the operations of the KGP and have recognized our portion of its related net revenues and costs as an increase to the unamortized cost pool related to our unproven interests while economic viability is being evaluated.

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

Prior to our initial working interest acquisition in the KGP, we had generated no revenues and had no proven reserves. Following our acquisition of the KGP we have generated limited revenue which reduced the unamortized cost pool related to our unproven interests while economic viability is being evaluated.

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

As a result of our purchase of the Nahanni Assets and Devon Assets, we now generally own a 53.65% interest in the KGP, including a 100% interest in one gas well which has been shut in while economic viability is being evaluated.

We are also pursuing the acquisition of additional working interests in the KGP.

We record assets acquired and liabilities assumed at their estimated acquisition date fair values, while transaction and integration costs associated with the acquisitions are expensed as incurred.  We use relevant market assumptions to determine fair value and allocate purchase price, such as future commodity pricing for purchased hydrocarbons, market multiples for similar transactions and replacement value for certain equipment.  Many of the assumptions are unobservable. Our preliminary assessment of the fair value of the Nahanni Assets and the Devon Assets resulted in a valuation of $25,526,554 and $22,103,530, respectively. As a result of our purchase price allocation, a gain on bargain purchase of $11,766,787 was recognized on the Nahanni Assets. The gain on bargain purchase was primarily attributable to the strategic nature of the divestiture by the motivated seller, coupled with a confluence of certain favorable economic trends in the industry and the geographic region in which the Nahanni Assets are located. The excess of the consideration paid over the estimated fair value of the Devon Assets was $1,194,365. This amount has been recognized as goodwill.

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

Future Development and Exploration

Our long term exploration plan for the KGP involves the exploitation of both conventional and unconventional (shale) gas resources. Phase one of that plan includes the rework or recompletion of up to three wells, and the drilling, completion and equipping of two new wells. These efforts will focus on previously identified or tested conventional gas zones. During phase one, we intend to target lower cost development and exploration targets with the potential to create positive cash flows and long term sustainability for the KGP. During this period we also plan to carry out feasibility studies to investigate the potential of developing a modular LNG scheme to supply LNG to the Yukon and other areas of north western Canada. Early estimates indicate the cost of phase one may range from $20,000,000 to $25,000,000 on a gross basis. We expect that approximately $10,000,000 to 15,000,000 in costs associated with phase one exploration to be incurred during the next twelve month period ending November 30, 2014.

Phases two and three of our exploration plan anticipate further development of conventional reservoirs and testing and development of shale reserves.

The San Miguel Lease - Zavala County, Texas

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

During April and May 2011, we drilled and completed a test well on the San Miguel Lease (the “Test Well”), performed injection operations and earned our initial interest. The Test Well was drilled into the San Miguel heavy oil zone to a depth of 3,168 feet. The well encountered oil and was completed as a San Miguel producer. After completion, it was determined that the oil was subject to significant viscosity changes related to temperature reductions from formation to recovery at surface. The Test Well was stimulated with nitrified hydrochloric acid and placed on production. Oil viscosity, however, has prohibited economic operation of the Test Well. As a result, during August 2011, and November 2011, we recognized losses on the impairment of oil and gas assets of $835,659 and $44,335, respectively. The carrying value of oil and gas properties was likewise reduced to reflect the impairment of the San Miguel Lease.

We continue to consider methods to improve production from the Test Well. In the event we are unable to substantially improve production, we intend to abandon the Test Well, or actively pursue the sale of our interest in the San Miguel Lease. We have made no additional expenditures on the San Miguel Lease since November 30, 2011.

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

We received an audit report from our independent registered public accounting firm containing an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.  We have not generated significant revenues and have never been profitable. We need additional capital to fund operating losses, acquire assets and to explore for oil and gas. We do not know under what terms we may obtain any future capital, but any future sale of our equity securities would dilute the ownership of existing stockholders and could be at prices substantially below the market price of our common stock. We may not be able to obtain the capital we need.

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

There are numerous uncertainties inherent in estimating crude oil and natural gas reserves and their estimated values. The reserves, if any, we report in our filings with the SEC are estimates and such estimates may prove to be inaccurate because of these uncertainties. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner. Estimates of economically recoverable crude oil and natural gas reserves depend upon a number of variable factors, such as historical production from the area compared with production from other producing areas and assumptions concerning effects of regulations by governmental agencies, future crude oil and natural gas prices, future operating costs, severance and excise taxes, development costs and work-over and remedial costs. Some or all of these assumptions may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of crude oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows prepared by different engineers or by the same engineers but at different times may vary substantially. Accordingly, reserve estimates may be subject to downward or upward adjustment. Actual production, revenue and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

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

Other

We currently have no full-time employees. We use consultants and contractors to provide us with, among other things, executive management, accounting services, field operating support and technical engineering.

Other than engineering, geochemical, geophysical and exploration programs capitalized in connection with our oil and gas concessions, we have devoted no substantial efforts to research and development within the last two fiscal years.

ITEM 2.  PROPERTIES.

Oil and Gas Properties

Our crude oil and gas properties consist essentially of KGP working interests owned by us in various oil and gas wells, plant, equipment and related leases located in the Yukon Territory in Canada. Recapped below is a brief synopsis of our core area of operation, as of August 31, 2013. Lease and well data is presented as of November 29, 2013.

Capital Expenditures, Including Acquisitions and Costs Incurred

Capitalized acquisition, exploration and development costs incurred on the KGP during the fiscal years ended August 31, 2013 and 2012 are summarized as follows:

KGP – Unproven Properties

Balance, August 31, 2011	$––
Acquisition costs	22,103,530
Expenditures on oil and gas properties	3,851
Depletion and depreciation	––
Oil and gas property impairment	––
Balance, August 31, 2012	22,107,381
Acquisition costs	25,526,554
Expenditures on oil and gas properties	1,264,037
Depletion and depreciation	––
Oil and gas property impairment	––
Balance, August 31, 2013	$48,897,972

Oil and natural gas revenues and lease operating expenses related to unproved oil and gas properties that are being evaluated for economic viability are offset against the unamortized cost pool until proved reserves are established, or determination is made that the unproved properties are impaired. During the years ended August 31, 2013 and 2012, the unamortized cost pool was increased by $1,264,037 and $3,851, respectively, as a result of lease operating expense, net of oil and gas revenue, from unproven properties.

Drilling Statistics

During the years ended August 31, 2013 and 2012, we did not drill or participate in the drilling of any wells.  As of November 29, 2013, we were not drilling or completing any wells. During the year ended August 31, 2011, we drilled one exploratory well, which as of  November 29, 2013, was not productive.

Productive Oil and gas Wells

At August 31, 2013, we had a 100% working interest in one conventional natural gas well in the KGP. This well was shut in during September 2012 and remains shut in as of November 29, 2013.

Production, Pricing and Lease Operating Cost Data

The following table describes, for the years ended August 31, 2013 and 2012, crude oil and natural gas production, average lease operating expenses per mcf (including severance and other taxes and transportation costs) and our average sales prices. All of this information relates to our working interest in the KGP:

		Average	Average
	Natural Gas	Lease Operating	Sales
	Production	Expense	Price
	(mcf)	(per mcf)	(per mcf)

Year ended:
August 31, 2013	24,927	$1.51	$2.02
August 31, 2012	111,425	$2.43	$2.30

Delivery Commitments

As of August 31, 2013, we had no delivery commitments.

Well and Lease Data

Gross and Net Undeveloped and Developed Acreage

The following table shows, by state/territory, our producing wells, developed acreage, and undeveloped acreage, excluding service (injection and disposal) wells as of November 29, 2013:

	Productive Wells		Developed Acreage		Undeveloped Acreage
State/Territory	Gross	Net	Gross	Net	Gross	Net
Yukon	––	––	––	––	30,542	16,700
Texas	––	––	––	––	40	8.6

(1)
Undeveloped acreage includes leasehold interests on which wells have not been drilled, or completed, to the point that would permit the production of commercial quantities of natural gas and oil, regardless of whether the leasehold interest is classified as containing proved undeveloped reserves.

The following table shows, as of November 29, 2013, the status of our gross acreage:

State/Territory	Held by Production	Not Held by Production
Yukon	––	30,542
Texas	40	––

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

Leased Acres (Gross)	Expiration of Lease
30,542	2020

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

ITEM 4.  MINE SAFETY DISCLOSURES.

None

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

In August 2010 our common stock began trading on the OTC Bulletin Board under the symbol “EFLO”.  There was no established trading market for our common stock prior to that date. The following chart shows the high and low bid prices as quoted on the OTC Bulletin Board or OTCQB Markets for each quarter during the fiscal years ended August 31, 2013 and 2012. Such prices represent quotations between dealers, without dealer markup, markdown or commissions, and may not represent actual transactions.

Quarter	High	Low
4th Quarter – Fiscal 2013	$1.80	$1.06
3rd Quarter – Fiscal 2013	$2.04	$1.14
2nd Quarter – Fiscal 2013	$2.44	$1.15
1st Quarter – Fiscal 2013	$3.00	$2.00
4th Quarter – Fiscal 2012	$3.00	$1.72
3rd Quarter – Fiscal 2012	$3.00	$1.65
2nd Quarter – Fiscal 2012	$3.50	$1.50
1st Quarter – Fiscal 2012	$3.50	$2.50

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

As of November 29, 2013, we had 19,487,739 outstanding shares of common stock and approximately 65 certificated shareholders of record.

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

During the three months ended August 31, 2013, we accrued fees payable in stock totaling $37,500 under the terms of two consulting agreements. One of these agreements, for fees in the amount of $30,000, is with an entity controlled by our Chief Executive Officer. Effective August 31, 2013, we issued 24,334 shares of our common stock, at a weighted average price of $1.54 per share, in satisfaction of these liabilities.

On October 30, 2013 we sold convertible notes having an aggregate principal amount of $2,255,000 (the “Convertible Notes”), to 22 accredited investors under the following general terms (the "Convertible Note Offering"):

a)	The maturity date of the Convertible Notes is eighteen months from the date of issuance.

b)	The principal amount of the Convertible Notes is convertible into shares of our common stock at a price of $1.00 per share.

c)	The Convertible Notes bear interest at 10% per annum payable, at our election, in cash or shares of our common stock at a rate of $1.25 per share.

d)
The interest rate payable on the Convertible Notes is subject escalation to 12.5% or to 15.0% per annum for the entire period during which the Convertible Notes are outstanding, in the event we do not complete our migration to a senior stock exchange within 9 or 12 months, respectively, from date of issuance.

e)
We also issued stock purchase warrants in connection with the Convertible Note Offering providing for the purchase of up to 1,127,500 shares of our common stock (1 full share for each $2.00 invested in the Convertible Notes”) at an exercise price of $1.25 per share for a period of three years (the "Stock Purchase Warrants”).

Our Chief Executive Officer and President purchased $50,000 in Convertible Notes (25,000 Stock Purchase Warrants) and $150,000 in Convertible Notes (75,000 Stock Purchase Warrants), respectively, in the Convertible Note Offering.

In aggregate, 3,382,500 shares of our common stock (comprised of 2,255,000 shares issuable on conversion of the principal of the Convertible Notes and 1,127,500 shares issuable on exercise of the Stock Purchase Warrants), or such greater number of shares as may be issuable upon election of the interest repayment in common stock under the terms of the Convertible Notes, have been reserved for issuance upon conversion of the Convertible Notes or exercise of the Stock Purchase Warrants in accordance with their terms.

We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the sale of these securities. The purchasers were sophisticated investors who were provided full information regarding our business and operations. There was no general solicitation in connection with the offer or sale of these securities. The certificates representing the common stock, Convertible Notes and Stock Purchase Warrants bear a restricted legend providing that they cannot be sold unless pursuant to an effective registration statement or an exemption from registration. Any of our shares issued in connection with conversion or exercise of these securities will be similarly restricted. We paid $176,400 in finder’s fees with respect to the Convertible Note Offering.

During the year ended August 31, 2013 we did not purchase any shares of our common stock from third parties in a private transaction or the open market. During the year ended August 31, 2013 none of our officers or directors, nor any of our principal shareholders, purchased any shares of our common stock on our behalf from third parties in a private transaction or as a result of purchases in the open market.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

We are a development stage company incorporated in the State of Nevada on July 22, 2008. We are engaged in the acquisition, exploration and development of oil and gas properties in the United States and Canada.

During the period from July 18, 2012 through October 17, 2012, we acquired working interests totaling 53.65% (including a 100% working interest in one gas well) in the KGP located on 30,542 gross acres in the Yukon Territory in Canada. We believe the KGP has significant conventional and shale gas potential and is supported by an environment of growing investment in gas processing and export in the Pacific Northwest (see Items 1 and 2 of this report for a more detailed discussion).

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

Financial Condition and Results of Operations

KGP

Oil and natural gas revenues and lease operating expenses related to unproved oil and gas properties that are being evaluated for commercial viability are offset against the unamortized cost pool until proved reserves are established, or determination is made that the unproved properties are impaired. During the years ended August 31, 2013 and 2012, the unamortized cost pool was increased by $1,264,037 and $3,851, respectively, as a result of lease operating expense, net of oil and gas revenue, from unproven properties.

The San Miguel Lease

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

Other

The excess of the estimated fair value of the Nahanni Assets over the consideration paid was $11,766,787. This amount has been recognized as a gain on the acquisition of assets. The tax impact of $2,779,849 relating to this gain has been recorded as a deferred tax obligation. The excess of the consideration paid over the estimated fair value of the Devon Assets was $1,194,365. This amount has been recognized as goodwill.

Our operating loss for the year ended August 31, 2013, increased by approximately $2,410,000 or 86% (from $2,803,000 to $5,213,000) when compared to the year ended August 31, 2012. These increased losses resulted from higher costs incurred in almost every category to support our expanded operations, including:

1.
 A current year increase of approximately $573,000, in accretion of asset retirement obligations incurred in connection with our working interests in the KGP acquired during July and October 2012. No material accretion was incurred during the year ended August 31, 2012;

2.
A current year  increase of approximately $196,000 or 20%% (from $997,836 to $1,193,410) in management and directors fees relating to  the addition of our new Chief Operating Officer during January 2013;

3.
A current year increase of approximately $493,000 or 63% (from $789,277 to $1,282,384) in stock based compensation expense consisting primarily of $314,000 and $97,000 recognized in net fair value of options and stock, respectively, granted under the 2012 Stock Option and Bonus Plans to our new Chief Operating Officer. Stock based compensation also included  $259,000 (100,583 shares) during fiscal 2013, and $281,000 (118,235 shares) during fiscal 2012, payable to our Chief Executive Officer, and $259,000 (100,553 shares) during fiscal 2013 and $281,000 (118,270 shares) during fiscal 2012 payable to our Chief Financial Officer, respectively, as finder’s fees in connection with our acquisition of the KGP.

4.
A current year increase of approximately $551,000 or 104% (from $530,217 to $1,081,442) in consulting fees consisting in largest part of; $230,100 payable for investor relations services (payable to a consultant in 90,000 shares of our restricted common stock), and $259,000 in finder’s fees incurred in connection with the acquisition of the KGP (payable to a consultant in 100,553 shares of our restricted common stock), and increased fees for engineering services incurred in connection with the KGP.

5.	A current year increase of approximately $412,000 or 190% (from $217,487 to $629,666), in professional fees incurred in connection with regulatory compliance and our acquisition of the KGP.

6.
A current year increase of approximately $230,000 or 103% (from $223,464 to $453,138), in office, travel and general expense,  relating primarily to travel costs and insurance expense incurred in connection with our acquisition, operation and financing of the KGP.

During the year ended August 31, 2013, we also recognized approximately $28,000 in gains related to our settlement of certain vendor payables at less than their face amounts.

We have initiated cost savings measures, including the termination of Directors fees, and intend to decrease our administrative costs during the upcoming year.

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

To secure our indemnity of the asset retirement obligations associated with the Devon Assets, we provided Devon a corporate guarantee (the “Guarantee”) in the amount of CAD$10,000,000 (USD$10,050,000) and delivered a letter of credit in the amount of CAD$4,380,000 (USD$4,410,000) to Devon (the “Devon LOC”). We also delivered a letter of credit in the amount of CAD$625,000 (USD$629,000) to the government of the Yukon Territory (the “Yukon LOC”). The amounts of the Devon LOC and Yukon LOC reduce the amount of the Guarantee on a dollar-for-dollar basis. We intend to actively develop and explore the KGP lands which will defer potential abandonment and reclamation liabilities into the longer term.

The Guarantee was provided to Devon by our largest shareholder, Holloman Corporation, in exchange for 3,250,000 shares of our restricted common stock. The Devon LOC was provided to Devon by Pacific LNG Operations Ltd. (“PLNG”). PLNG provided the Yukon LOC. In exchange for the Devon LOC and Yukon LOC we issued PLNG 4,000,000 shares of our restricted common stock. Our directors, James Ebeling and Eric Prim are officers of Holloman Corporation, and Henry Aldorf, the Chairman of our Board of Directors, is a director of PLNG.

We anticipate that our acquisition of the KGP will generate significant capital requirements.  During the twelve month period ending November 30, 2014, early estimates indicate that investment in the KGP, including operating costs, the acquisition of additional working interests, and phase one exploration costs may range from $10,000,000 to $15,000,000. We are attempting to raise the capital needed to implement our business plan.

Effective January 20, 2011, a company controlled by our Chief Executive Officer, our Chief Financial Officer, and an unrelated consultant (the “Finders”) entered into an agreement with us providing for the payment of finder’s compensation ranging from 5% (on transaction values greater than $1,000,000) to 10% (on transactions valued up to $300,000) on transactions introduced to us by or through the Finders for a period of two years (the “Finder’s Fee Agreement”). Under the Finder’s Fee Agreement, compensation is divided between the Finders and the Finders may elect whether the finder’s compensation is payable in cash, or shares of our restricted common stock. If the Finders elect to receive payment in stock, the shares into which finder’s compensation will be converted will be calculated using the average closing price of our common stock for the ten trading days preceding the closing date of the transaction to which the compensation relates. The Finder’s Fee Agreement specifically recognizes that the KGP has been presented to us by the Finders. As of August 31, 2013, finder’s compensation of $1,599,682 has been accrued under the Finder’s Fee Agreement in connection with our acquisition of the Devon Assets and the Nahanni Assets.

Other than the obligations associated with the acquisition and exploration of our oil and gas leases disclosed elsewhere in this report, we have no material future contractual obligations as of August 31, 2013.

On October 30, 2013 we sold Convertible Notes having an aggregate principal amount of $2,255,000 to 22 accredited investors, under the terms set forth in the Convertible Note Offering. See Item 5 of this report for a more detailed discussion.

During the period from June 2012 through February 2013, we sold 4,405,667 shares of our common stock to twenty eight accredited investors at a price of $1.20 per share. Gross proceeds from these private placements totaled $5,286,800. We paid $164,038 in finder’s fees in connection with the sale of these shares.

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

We believe our plan of operations, exclusive of costs associated with the KGP or other acquired assets, will require from $1,500,000 to $2,000,000 in financing over the twelve-month period ending November 30, 2014 to cover general, administrative, and other costs.

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

As of November 29, 2013 we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, results of operations, liquidity or capital resources.

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

The capitalized costs included in the full cost pool are subject to a "ceiling test" (based on the average of the first-day-of-the-month prices during the twelve-month period prior to August 31, 2013 pursuant to the SEC’s “Modernization of Oil and Gas Reporting” rule), which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized. If net capitalized costs exceed this limit, the excess is charged to expense in the current period. At August 31, 2013, all of our oil and gas interests were unproven.

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

We consider all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents.  Cash and cash equivalents totaled $476,522 and $2,206,347 at August 31, 2013 and 2012, respectively. We are exposed to a concentration of credit risk with respect to our cash deposits. We place cash deposits with highly rated financial institutions in the United States and Canada. At times, cash balances held in financial institutions may be in excess of insured limits. We believe the financial institutions are financially strong and the risk of loss is minimal. We have not experienced any losses with respect to the related risks and do not believe our exposure to such risks is more than normal.

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

Oil and natural gas revenues and lease operating expenses related to unproved oil and gas properties that are being evaluated for commercial viability are offset against the unamortized cost pool until proved reserves are established, or determination is made that the unproved properties are impaired. During the years ended August 31, 2013 and 2012, the unamortized cost pool was increased by $1,264,037 and $3,851, respectively, as a result of lease operating expense, net of oil and gas revenue, from unproven properties.

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

 Foreign Currency Gains and Losses

Our functional and reporting currency is the United States dollar. The functional currency of our Canadian subsidiary is the Canadian dollar. Financial statements of our Canadian subsidiary are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Transaction gains and losses are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. As of August 31, 2013, we have not entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Earnings per share

We present both basic and diluted earnings (loss) per share (EPS) on the face of the statements of operations. Basic EPS is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Our Diluted EPS amounts differ from Basic EPS for the year ended August 31, 2013, as we have adjusted the weighted average number of shares outstanding during the period by 1,614,767 shares of one of our subsidiaries issued in connection with our acquisition of the Nahanni Assets, which are exchangeable for 1,614,767 shares of the our restricted common stock.

Our Diluted EPS amounts did not differ from Basic EPS during the prior year ended August 31, 2012, as we generated net losses during those periods.

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

ITEM 9A.  CONTROLS AND PROCEDURES.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K.  Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our management concluded that, as of August 31, 2013, our disclosure controls and procedures were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of August 31, 2013.

ITEM 9B.  OTHER INFORMATION.

See Item 5 of this report for information concerning recent sales of unregistered securities.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Name	Age	Position
Henry Aldorf	66	Chairman of the Board of Directors
Keith Macdonald	57	Chief Executive Officer and Secretary
H. Wayne Hamal	49	Chief Operating Officer
Robert Wesolek	57	Chief Financial and Accounting Officer and Director
James Hutton	53	President and Director
Eric Prim	55	Director
James Ebeling	61	Director

Our Directors are elected for a one-year term and hold office until the next annual meeting of our shareholders or until their resignation or removal by a vote of our shareholders. Officers are appointed by the Board of Directors and serve at the discretion of the Board. There is no family relationship between or among any of our Directors or Officers.

Henry Aldorf

Mr. Aldorf joined our Board of Directors as Chairman on June 18, 2012. He has 37 years experience in the petroleum and chemicals industry. Since February 2010, Mr. Aldorf has served as President of Pacific LNG Operations Ltd. and Liquid Niugini Gas Limited. Pacific LNG Operations Ltd. is a substantial indirect interest holder in the Elk and Antelope gas discoveries in Papua New Guinea, and 47.5% LNG partner in Liquid Niugini Gas Limited with InterOil Corporation (NYSE-IOC). From August 2001 to January 2010, Mr. Aldorf held a variety of senior executive positions with Marathon Oil including; President of Marathon International and Vice-President of Global Upstream of Marathon Oil (2008-2010), Senior Vice President of Global Upstream Business Development – Marathon Oil International (2006-2008), Senior Vice-President West Africa, Middle East and Asia Business Development (2005-2006), and Senior Vice-President West Africa Business Development (2004-2005). In the latter position Mr. Aldorf was responsible for Marathon's EG LNG project in Equatorial Guinea and was the first Managing Director of EG LNG Co. Before joining Marathon in 2001, Mr. Aldorf worked for Unocal in a variety of positions of increasing responsibility, in both the chemical and business development organization of that company. His international experience includes Europe, United States, Canada, Russian Federation, Brazil, the Asia Pacific Region, Japan, Korea and China. He graduated from the University of Leiden in the Netherlands, with a Bachelor of Science degree in Chemistry and Biochemistry. He also gained a Master of Science degree in Chemical Engineering from Technical University in Delft in the Netherlands, and holds a master of Business Administration from the INSEAD graduate business school, Fountainebleau, France.

Keith Macdonald

Keith Macdonald was appointed as our Chairman, President, Chief Executive officer and Secretary on March 10, 2011. On June 18, 2012, he resigned from his role as Chairman in favor of Mr. Aldorf. Mr. Macdonald has been President of Bamako Investment Management Ltd., a private holding and financial advisory company since 1994. Mr. Macdonald currently serves on the board of Bellatrix Exploration Ltd. (TSX, NYMKT), Madalena Ventures Inc. (TSVX), Surge Energy Inc. (TSVX), Mountainview Energy Ltd. (TSVX), Holloman Energy Corporation (OTCQB), and WCSB Oil & Gas Royalty Income Funds. In addition, he is currently Chairman and director of Drakkar Energy Ltd., a private in situ oil sands company. Most recently, he was a director of Rocky Mountain Dealerships Inc. (TSX), Profound Energy Inc. (TSX), Cordy Oilfield Services Inc.(TSVX), Stratabound Minerals Inc.(TSVX) and Breaker Energy Ltd (TSX) , and prior thereto a director of several public and private oil and gas companies. Mr. Macdonald was founder, President and Director of New Cache Petroleums from 1987 until it’s amalgamation in 1994 and thereafter Chief Financial Officer and Director until its sale in 1999. He is a past Chairman and director of the Small Explorers and Producers of Canada.

H. Wayne Hamal

H. Wayne Hamal was appointed as our Chief Operating Officer on January 15, 2013.  He has over 25 years of oil and gas exploration and production experience with both major and independent oil companies.  Since January 2012, Mr. Hamal has been the Managing Director of HDH Resources, LLC where he consulted on a variety of US domestic exploration and production assets.  Prior to 2012 he was General Manager of Exploration and Production (2008-2011) and Senior Engineering and Drilling Manager (2005-2008) for InterOil Corporation (NYSE-IOC) operating in Papua New Guinea. In that role, he was instrumental in the development of the drilling program for IOC and was integral to the discovery and appraisal of the Elk/Antelope gas condensate fields.  Prior to InterOil, Mr. Hamal was Joint Venture Manager for Marathon Oil Company (NYSE-MRO), Equatorial Guinea, West Africa, where he worked directly with production operations and major projects involved with the development of the Alba gas condensate field and associated LPG, methanol and LNG plants. Before joining Marathon in 2002, Mr. Hamal worked for CMS Oil and Gas (1987-2001) where he held a variety of engineering positions, both domestic and international, including Production Manager Equatorial Guinea, West Africa.  Mr. Hamal holds a Bachelor of Science degree in Petroleum Engineering from the Colorado School of Mines.

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

Eric Prim

Eric Prim, was appointed as a director on March 17, 2011. He is the President of Pilot Energy Solutions, and has been Vice President of its parent company, Holloman Corporation since 1997. He has served as a director of Holloman Energy Corporation (OTCBB) since 2007 and also became that company’s Chief Operating Officer in 2009. Prior to his association with Holloman, Mr. Prim held senior technical management positions with Hunt Energy (1982-1987) and Rexene Corporation (1987-1997). Mr. Prim holds a B.S. in Chemical Engineering from The University of Texas (1982) and an M.B.A. from Amber University (1987). Mr. Prim is a registered Professional Engineer in Texas and holds eight issued or pending U.S. Patents, all pertaining to energy technology.

We believe our directors benefit us as a result of their expertise in the following areas:

Name	Area of Expertise
Henry Aldorf	Oil and gas
Keith Macdonald	Oil and gas
H. Wayne Hamal	Oil and gas
Robert Wesolek	Oil and gas, and accounting
James Hutton	Oil and gas, and corporate finance
Eric Prim	Oil and gas
James Ebeling	Oil and gas, and corporate finance

Mr. Ebling, Mr. Aldorf and Mr. Prim are independent directors, as that term is defined in Section 803 of the listing standards of the NYSE MKT. Mr. Ebeling, Mr. Aldorf, and Mr. Prim comprise our Audit Committee. Mr. Ebeling   and Mr. Aldorf are our Audit Committee financial experts as that term is defined in Item 407 of Regulation S-K of the Securities and Exchange Commission. Mr. Ebeling and Mr. Aldorf are qualified to act in that capacity by virtue of their extensive experience as senior executive and financial officers in enterprises similar, or more mature than ours. In those capacities, both Mr. Ebeling and Mr. Aldorf have been responsible for the review and analysis of financial statements including the application and assessment of accounting principles, and the implementation and assessment of internal controls.

Our Board of Directors regularly makes inquiries regarding the existence of conflicts of interest and indications of fraudulent behavior.  On July 16, 2011, our Board of Directors adopted a code of ethics that applies to our principal executive and financial officers. A copy of our Code of Ethics is incorporated by reference to Exhibit 14.1 to our Form 10-K for the year ended August 31, 2012.

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

During the year ended August 31, 2013 none of our officers served as a compensation committee member or director of another entity, one of which entity’s officers served as one of our directors.

Compliance with Section 16A of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the Securities and Exchange Commission various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, we believe all Forms 3, 4 and 5 were timely filed with the Securities and Exchange Commission by such reporting persons, with the exception of; James Ebeling who filed a Form 4 covering one transaction after its due date; Henry Aldorf (a current director) who filed two Form 4s covering two transactions after their due dates;  James Hutton (a current officer and director) who filed a two Form 4s covering two transactions after their due dates, and Keith Macdonald (a current officer and director) who filed three Form 4s covering six transactions after their due dates.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table shows the compensation paid or earned by our executive officers and other reportable person(s) during the two years ended August 31, 2013 and 2012:

Summary Compensation Table

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)

Keith Macdonald (1) & (5)
Chief Executive Officer	2013	––	––	378,495	––	180,000	558,495
	2012	––	––	594,899	188,650	35,000	818,549

H. Wayne Hamal(2)
Chief Operating Officer	2013	––	––	97,000	313,646	190,625	601,271
	2012	––	––	––	––	––	––

Robert Wesolek(3)& (5)
Chief Financial Officer	2013	227,272	––	258,421	––	60,000	545,693
	2012	23,925	––	384,984	188,650	131,975	729,534

James Hutton(4)
President	2013	––	––	––	––	168,424	168,424
	2012	––	––	103,500	188,650	28,161	320,311

(1)
Mr. Macdonald provides services under the terms of Consulting Services Agreements with Bamako Investment Management Ltd. (until September 1, 2012) and Country Rock Resources Ltd. (thereafter), which are both companies over which he exercises control.  These agreements are cancellable by either party, with or without cause, following 30 days notice. Under these agreements, Mr. Macdonald is compensated $20,000 per month for up to 50% of his time as our Chief Executive Officer. Compensation is payable in equal parts cash and shares of our restricted common stock. Compensation payable in stock is computed at the closing price of the stock on the last trading-day of the applicable monthly earning period

For the year ended August 31, 2013, $120,000 was earned by Mr. Macdonald in cash and $120,000 was paid in stock at a weighted average conversion price of $1.87 per share (64,344 shares) under Consulting Services Agreements. Macdonald also earned director’s fees totaling $60,000.

During the year ended August 31, 2012, in an effort to conserve cash, Mr. Macdonald elected to accept stock for all but $30,000 of this compensation arising from Consulting Services Agreements. During that year, we paid Mr. Macdonald $210,000 in stock at a weighted average conversion price of $1.73 per share (121,660 shares). In addition, during 2012, Mr. Macdonald was granted 50,000 shares of stock (fair value $103,500) and stock options providing for the purchase of 200,000 shares of stock (fair value $188,650) under our 2012 Stock Bonus and Options Plans (Plan details are provided below). Mr. Macdonald also received $5,000 in other compensation for his services as director during fiscal 2012.

During the years ended August 31, 2013 and 2012, Mr. Macdonald also received $258,495 and $281,399 in finder’s compensation, payable in 110,583 and  118,235 shares of stock at $2.57 and $2.38 per share, respectively, in connection with our acquisition of the KGP (see footnote 5 to this table). All of Mr. Macdonald’s finder’s compensation is accrued but unpaid as of November 29, 2013.

Of the compensation reported for Mr. Macdonald for the years ended August 31, 2103 and 2102, $110,000 in cash compensation, and $539,894 in compensation to be paid in stock, remained accrued and unpaid as of August 31, 2013.

(2)
Mr. Hamal provides services under the terms of Consulting Services Agreement with HDH Resources, LLC (“HDH”), an entity over which he exercises control.  During fiscal 2013 and 2012, we paid Mr. Hamal fees totaling $190,625 and $0, respectively. In addition, Mr. Hamal was granted 50,000 shares of stock (fair value $97,000) and stock options providing for the purchase of 400,000 shares of stock (fair value $313,646) under our 2012 Stock Bonus and Options Plans (Plan details are provided below).

Of the compensation reported for Mr. Hamal for the year ended August 31, 2013, $13,541 in cash compensation remained accrued and unpaid as of August 31, 2013.

(3)
During the year ended August 31, 2013, we paid Mr. Wesolek fees for his services as our Chief Financial Officer of $227,272 and director’s fees of $60,000.

During the year ended August 31, 2012, we paid Mr. Wesolek financial consulting fees totaling $126,975 and $5,000 in other compensation for his services as director. In addition, Mr. Wesolek was granted 50,000 shares of stock (fair value $103,500) and stock options providing for the purchase of 200,000 shares of stock (fair value $188,650) under our 2012 Stock Bonus and Options Plans (Plan details are provided below).

During the years ended August 31, 2013 and 2012, Mr. Wesolek also received $258,421 and $281,484 in finder’s compensation, payable in 110,553 and  118,270 shares of stock at $2.57 and $2.38 per share, respectively, in connection with our acquisition of the KGP (see footnote 5 to this table). All of Mr. Wesolek’s finder’s compensation is accrued but unpaid as of November 29, 2013.

Of the compensation reported for Mr. Wesolek for the years ended August 31, 2013 and 2102, $69,750 in cash compensation, and $539,905 in compensation to be paid in stock, remained accrued and unpaid as of August 31, 2013.

(4)
Mr. Hutton provides services as our President under the terms of an informal agreement with Hutton Capital Corporation (“Hutton Capital”), an entity over which he exercises control.  Under that agreement, we pay Hutton Capital $10,000 per month.

During the year ended August 31, 2013 we paid Hutton Capital $108,424 for Mr. Hutton’s services as our President and $60,000 in other compensation for his services as director.

During the year ended August 31, 2012, we paid Hutton Capital $28,161. In addition, Hutton Capital was granted 50,000 shares of stock (fair value $103,500) and stock options providing for the purchase of 200,000 shares of stock (fair value $188,650) under our 2012 Stock Bonus and Options Plans (Plan details are provided below). Mr. Hutton also received $5,000 in other compensation for his services as director during 2012.

Of the compensation reported for Mr. Hutton for the years ended August 31, 2013 and 2102, $79,220 in cash compensation, remained accrued and unpaid as of August 31, 2013.

(5)
Effective January 20, 2011, an entity controlled by Mr. Macdonald, Mr. Wesolek, and Open Bay Holdings Ltd. (the “Finders”) entered into an agreement with us providing for the payment of finder’s compensation ranging from 5% (on transaction values greater than $1,000,000) to 10% (on transactions values up to $300,000) on transactions introduced to us by or through the Finders for a period of two years (the “Finder’s Fee Agreement”). Under the Finder’s Fee Agreement, compensation is divided between the Finders. The Finders have elected to receive payment in stock. The shares into which finder’s compensation is paid were calculated using the average closing price of our common stock for the last ten trading days preceding the closing date of the transaction to which the compensation relates. The Finder’s Fee Agreement specifically recognizes that the KGP has been presented to us by the Finder’s.

During the years ended August 31, 2013 and 2012, we accrued a total of  $775,339 and $844,823 in finder’s compensation, payable in 301,688 and 354,741 shares of stock at $2.57 and $2.38 per share, respectively, in connection with our acquisition of the KGP (see footnotes 1 and 3 to this table). All finder’s compensation is accrued but unpaid as of November 29, 2013

Stock-Based Compensation and Stock Option Grants

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

The following table shows the options held by our officers and directors as of August 31, 2013. The options in the table were all granted pursuant to our Non-Qualified Stock Option Plan.

Outstanding Equity Awards at August 31, 2013

	Number of securities underlying unexercised options
Name	(#) Exercisable	(#) Unexercisable	Option Exercise Price	Option Expiration Date

Henry Aldorf
Stock Option A	50,000	––	$2.15	August 27, 2014
Stock Option B	50,000	––	$2.30	August 27, 2014
Stock Option C	––	50,000	$2.50	August 27, 2017
Stock Option D	––	50,000	$2.65	August 27, 2017
Keith Macdonald
Stock Option A	50,000	––	$2.15	August 27, 2014
Stock Option B	50,000	––	$2.30	August 27, 2014
Stock Option C	––	50,000	$2.50	August 27, 2017
Stock Option D	––	50,000	$2.65	August 27, 2017
Robert Wesolek
Stock Option A	50,000	––	$2.15	August 27, 2014
Stock Option B	50,000	––	$2.30	August 27, 2014
Stock Option C	––	50,000	$2.50	August 27, 2017
Stock Option D	––	50,000	$2.65	August 27, 2017
James Hutton
Stock Option A	50,000	––	$2.15	August 27, 2014
Stock Option B	50,000	––	$2.30	August 27, 2014
Stock Option C	––	50,000	$2.50	August 27, 2017
Stock Option D	––	50,000	$2.65	August 27, 2017
Eric Prim
Stock Option A	37,500	––	$2.15	August 27, 2014
Stock Option B	37,500	––	$2.30	August 27, 2014
Stock Option C	––	37,500	$2.50	August 27, 2017
Stock Option D	––	37,500	$2.65	August 27, 2017
James Ebeling
Stock Option A	37,500	––	$2.15	August 27, 2014
Stock Option B	37,500	––	$2.30	August 27, 2014
Stock Option C	––	37,500	$2.50	August 27, 2017
Stock Option D	––	37,500	$2.65	August 27, 2017
H. Wayne Hamal
Stock Option A	100,000	––	$2.30	January 15, 2015
Stock Option B	––	100,000	$2.50	January 15, 2016
Stock Option C	––	100,000	$2.75	January 15, 2017
Stock Option D	––	100,000	$3.00	July 15, 2017

The following table shows the weighted average exercise price of the outstanding options granted pursuant to our Non-Qualified Stock Option Plan as of August 31, 2013. Our Non-Qualified Stock Option Plan has not been approved by our shareholders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Non-Qualified Stock Option Plan	1,600,000	$2.46	400,000
Total	1,600,000	$2.46	400,000
———————
As of August 31, 2013, the following shares of our common stock have been issued to the following persons pursuant to our Stock Bonus Plan:

Name	Shares
Henry Aldorf	50,000
Keith Macdonald	50,000
Robert Wesolek	50,000
James Hutton	50,000
Eric Prim	50,000
James Ebeling	50,000
H. Wayne Hamal	50,000

At August 31, 2013, 400,000 options and no shares of our common stock remain available for distribution under our Option Plan and Stock Bonus Plan.

We have never offered any annuity, pension or retirement benefits for our officers, directors or employees.

Director’s Compensation

Our Directors are reimbursed for reasonable out-of-pocket expenses in connection with attendance at Board of Director and committee meetings. During the years ended August 31, 2013 and 2012, the following compensation was paid to our directors.

Director Compensation Table (1)

Name and Principal		Fees earned or Paid In Cash	Stock Awards	Option Awards	All Other Compensation	Total
Position	Year	($)	($) (2)	($) (3)	($)	($)
Henry Aldorf (4)	2013	81,000	––	––	––	81,000
	2012	6,750	103,500	188,650	––	298,900

Eric Prim (4)	2013	78,000	––	––	––	78,000
	2012	6,500	103,500	141,488	––	251,488

James Ebeling (4)	2013	78,000	––	––	––	78,000
	2012	6,500	103,500	141,488	––	251,488

(1)
This table excludes compensation paid to directors Keith Macdonald, Robert Wesolek and James Hutton who are also our officers. Compensation information relating to these directors is included in the Summary Compensation Table above.

(2)	During the year ended August 31, 2012, each director was granted 50,000 shares of stock (fair value $103,500) under our 2012 Stock Bonus Plan (Plan details are provided above).
(3)
During the year ended August 31, 2012, Mr. Aldorf was granted stock options providing for the purchase of 200,000 shares of stock (fair value $188,650) under our 2012 Stock Options Plan. Mr. Prim and Mr. Ebeling were each granted stock options providing for the purchase of 150,000 shares of stock (fair value $141,488) under our 2012 Stock Options Plan (Plan details are provided above).

(4)	All directors fees payable to Mr. Aldorf ($81,000), Mr. Prim ($78,000), and Mr. Ebeling ($78,000) remained accrued and unpaid as of August 31, 2013.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table lists, as of November 29, 2013, the shareholdings of (i) each person owning beneficially 5% or more of our common stock (ii) each officer and director, and (iii) all officers and directors as a group.  Unless otherwise indicated, each owner has sole voting and investment powers over their shares of common stock.

Name and address of beneficial owner	Number of Shares(5)		Percentage of Common Stock
Henry Aldorf	170,500	(1)	0.87%
Chairman of the Board of Directors
111 Somerset, Unit #06-05
Singapore 238164

Keith Macdonald	844,678	(2)	4.30%
Chief Executive Officer, Secretary and Director
203 Heritage Place
Calgary, AB, Canada T3Z 3P3

H. Wayne Hamal	150,000		0.77%
Chief Operating Officer
333 North Sam Houston Parkway, Suite 600
Houston, Texas 77060

Robert Wesolek	480,000		2.45%
Chief Financial Officer and Director
3 Farther Point
Houston, TX 77024

James Hutton	1,185,000	(3)	5.98%
President and Director
1750 – 999 West Hastings Street
Vancouver, BC, Canada V6C 2W2

Eric Prim	257,000	(4)	1.31%
Director
4901 Polo Parkway
Midland, Texas 79705

James Ebeling	275,000	(4)	1.41%
Director
333 N. Sam Houston Parkway East, Suite 600
Houston, TX 77060

All Officers and Directors as a group (7 persons)	3,362,178		16.45%

Holloman Value Holdings, LLC	4,530,870	(4)	23.25%
333 North Sam Houston Parkway East
Suite 600 Houston, Texas 77060

VP Bank (Switzerland) Ltd.	1,027,500		5.27%
Bahnhofstrasse 3
8022 Zurich, Switzerland

Pacific LNG Operations Ltd.	4,000,000	(1)	20.53%
7 Temasek Boulevard
#28-01 Suntek Tower One
Singapore 038987

(1)	Includes 70,500 shares owned directly by Mr. Aldorf, and those stock options detailed in (5) below. Mr. Aldorf also shares investment control over 4,000,000 shares held by Pacific LNG Operations Ltd.

(2)
Includes: (a) 67,000 shares owned directly by Mr. Macdonald, (b) 305,335 shares held of record by Bamako Investment Management and 227,343 shares held of record by Country Rock Resources, Ltd., companies controlled by Mr. Macdonald, (c) 20,000 shares, over which Mr. Macdonald has investment control, which are held of record by a third person, (d) 50,000 shares held of record by Mr. Macdonald's wife, (e) 50,000 derivative shares available under the terms of convertible notes, and those stock options detailed in (5) below.

(3)
Includes 860,000 shares, and 150,000 derivative shares available under the erms of the convertible notes, held of record by Hutton Capital Corporation, a company over which James Hutton exercises investment control, and those stock options detailed in (5) below.

(4)	Comprised of 4,530,870 shares held of record by Holloman Value Holdings, LLC, a company over which Eric Prim and Jim Ebeling share investment control and those stock options detailed in (5) below.

(5)	Includes the following shares which may be acquired on the exercise of options or warrants listed below.

Name	Shares Issuable Upon Exercise of Warrants	Exercise Price	Date First Exercisable	Expiration Date
Henry Aldorf	50,000	$2.15	08/27/2012	08/27/2014
Henry Aldorf	50,000	$2.30	02/27/2013	08/27/2014
Keith Macdonald*	50,000	$2.15	08/27/2012	08/27/2014
Keith Macdonald*	50,000	$2.30	02/27/2013	08/27/2014
Keith Macdonald*	25,000	$1.25	10/30/2013	10/30/2016
H. Wayne Hamal	100,000	$2.30	01/15/2013	01/15/2015
James Hutton*	50,000	$2.15	08/27/2012	08/27/2014
James Hutton*	50,000	$2.30	02/27/2013	08/27/2014
James Hutton*	75,000	$1.25	10/30/2013	10/30/2016
James Ebeling	37,500	$2.15	08/27/2012	08/27/2014
James Ebeling	37,500	$2.30	02/27/2013	08/27/2014
Eric Prim	37,500	$2.15	08/27/2012	08/27/2014
Eric Prim	37,500	$2.30	02/27/2013	08/27/2014
Robert Wesolek	50,000	$2.15	08/27/2012	08/27/2014
Robert Wesolek	50,000	$2.30	02/27/2013	08/27/2014
Holloman Value
Holdings, LLC	10,870	$3.50	12/28/2010	12/28/2012
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

The following table sets forth the aggregate fees paid or accrued for professional services rendered by DeJoya Griffith and Weaver for the audit of our annual financial statements for the years ended August 31, 2013 and 2012, and the aggregate fees paid or accrued for audit-related services and all other services rendered by DeJoya Griffith and Weaver for those years.

	Year Ended August 31,
	2013	2012
DeJoya Griffith
Audit-related fees	$––	$2,500
Tax fees	––	––
Total DeJoya Griffith	––	2,500
Weaver
Audit-related fees	110,323	71,350
Tax fees	13,450	6,500
Other	––	––
Total Weaver	123,773	77,850
Total	$123,773	$80,350

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

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Consolidated Financial Statements

(b) Exhibits

3.1.1	Articles of Incorporation(1)
3.1.2	Amendment to Articles of Incorporation(2)
3.2	Bylaws(3)
10.1	Agreement of Purchase and Sale between Devon Canada and EFL Overseas, Inc.(4)
10.2	Share Purchase Agreement between Nahanni Energy et.al and EFL Overseas, Inc. (4)
10.3	Kotaneelee Closing Agreement between Devon Canada and EFL Overseas, Inc. (4)
14.1	Code of Ethics for Principal Executive and Senior Financial Officers(4)
21.1
As of August 31, 2013, we had four wholly owned subsidiaries;
  EFLO Energy Yukon Ltd., a Canadian Corporation (100% owned)
  1693730 Alberta Ltd, a Canadian Corporation (voting stock 100% owned)
  1693731 Alberta Ltd, a Canadian Corporation (100% owned)
  1700665 Alberta Ltd, a Canadian Corporation (100% owned by 1693730 Alberta Ltd)

31.1	Rule 13a-14(a) Certifications
31.2	Rule 13a-14(a) Certifications
32	Section 1350 Certifications
99.1	EFLO Energy, Inc. – Audit Committee Charter(4)

101.INS	- XBRL Instance Document

101.SCH	- XBRL Taxonomy Extension Schema Document

101.CAL	- XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	- XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	- XBRL Taxonomy Extension Label Linkbase Document

101.PRE	- XBRL Taxonomy Extension Presentation Linkbase Document
__________________________
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 dated November 12, 2008.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s 8-K report dated April 28, 2010.
(3)	Incorporated by reference to Exhibit 3.2 to the Company’s 8-K report dated April 28, 2010.
(4)	Incorporated by reference to the Company’s 10-K report for the year ended August 31, 2102, filed November 29, 2012.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EFLO ENERGY, INC.

Date: November 29, 2013	By:	/s/ Keith Macdonald
Keith Macdonald, President and Principal Executive Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Keith Macdonald	November 29, 2013
Keith Macdonald, Principal Executive Officer and Director

/s/ Robert Wesolek	November 29, 2013
Robert Wesolek, Principal Financial and Accounting Officer and Director

/s/ Henry Aldof	November 29, 2013
Henry Aldorf, Chairman and Director

/s/ James Hutton	November 29, 2013
James Hutton, President and Director

/s/ James Ebeling	November 29, 2013
James Ebeling, Director

/s/ Eric Prim	November 29, 2013
Eric Prim, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of EFLO Energy, Inc. (formerly known as EFL Overseas, Inc.)
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of EFLO Energy, Inc. (an Exploration Stage Company) (the Company) as of August 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and for the period from inception (July 22, 2008) to August 31, 2013. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EFLO Energy, Inc. (an Exploration Stage Company) as of August 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended, and for period from inception (July 22, 2008) to August 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that EFLO Energy, Inc. will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, EFLO Energy, Inc. has not generated significant operating revenues since inception, has incurred losses in developing its business, and further losses are anticipated. EFLO Energy, Inc. requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about EFLO Energy, Inc.’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEAVER AND TIDWELL, L.L.P.

Houston, Texas

November 29, 2013

AN INDEPENDENT	WEAVER AND TIDWELL LLP	HOUSTON
MEMBER OF BAKER TILLY	CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS	24 GREENWAY PLAZA, SUITE 1800, HOUSTON, TX 77046
INTERNATIONAL	WWW.WEAVER.COM	P: (713) 850 8787 F: (713) 850 1673

EFLO ENERGY, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
	2013	2012
		(As Restated)
ASSETS

CURRENT ASSETS
Cash	$476,522	$2,206,347
Accounts receivable
Accrued gas sales	-	178,225
Joint interest owners and other	912,458	122,745
Prepaids	41,565	204,892
Other	19,429	17,919
Total current assets	1,449,974	2,730,128

OIL AND GAS PROPERTIES, full cost method, unproven	48,897,972	22,107,381

OTHER ASSETS - Goodwill	1,194,365	1,194,365
Total assets	$51,542,311	$26,031,874

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,117,627	$1,483,041
Asset retirement obligation - current	80,000	80,000
Total current liabilities	3,197,627	1,563,041

NONCURRENT LIABILITIES
Asset retirement obligations	17,066,750	7,057,716
Deferred income taxes	2,779,849	-
Total liabilities	23,044,226	8,620,757

STOCKHOLDERS' EQUITY
Capital Stock
Authorized:
10,000,000 preferred shares, par value $0.001 per share
150,000,000 common shares, par value $0.001 per share
Issued and outstanding:
19,487,739 and 17,478,539 common shares at August 31, 2013 and 2012, respectively	19,488	17,479
Additional paid-in capital	29,153,194	21,830,083
Accumulated other comprehensive loss	(43,488)	(2,959)
Accumulated deficit during the exploration stage	(631,109)	(4,433,486)
Total stockholders' equity	28,498,085	17,411,117

Total liabilities and stockholders' equity	$51,542,311	$26,031,874

The accompanying notes are an integral part of these consolidated financial statements.

EFLO ENERGY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative results
	Year Ended		from July 22, 2008
	August 31, 2013	August 31, 2012	to August 31, 2013
		(As Restated)
EXPENSES
Management and directors' fees	$1,193,410	$997,836	$2,389,794
Stock-based compensation expense	1,282,384	789,277	2,071,661
Consulting fees	1,081,442	530,127	1,958,420
Professional fees	629,666	217,487	1,009,910
Office, travel and general	453,138	223,464	769,747
Accretion of asset retirement obligations	572,508	-	572,508
Oil and gas property impairment	-	44,335	879,994
Total Expenses	5,212,548	2,802,526	9,652,034

OPERATING LOSS	(5,212,548)	(2,802,526)	(9,652,034)

OTHER INCOME
Gain on acquisition of assets	11,766,787	-	11,766,787
Gain on forgiveness of accounts payable	27,987	-	33,987
INCOME (LOSS) before taxes	6,582,226	(2,802,526)	2,148,740
Provision for income tax	(2,779,849)	-	(2,779,849)
NET INCOME (LOSS)	$3,802,377	$(2,802,526)	$(631.109)
Loss on foreign currency translation	(40,529)	(2,959)	(43,488)
COMPREHENSIVE INCOME (LOSS)	$3,761,848	$(2,805,485)	$(674.597)

EARNINGS (LOSS) PER SHARE
Basic	$0.20	$(0.33)
Diluted	$0.19	$(0.33)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	18,926,937	8,467,594
Diluted	20,338,199	8,467,594

The accompanying notes are an integral part of these consolidated financial statements.

EFLO ENERGY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From July 22, 2008 (Inception) to August 31, 2013

					Deficit
				Accumulated	Accumulated
	Common Shares		Additional	Other	During	Total
	Number		Paid-In	Comprehensive	Exploration	Stockholders'
	of Shares	Amount	Capital	Income (loss)	Stage	Equity (Deficit)

Balance, July 22, 2008	-	$-	$-	$-	$-	$-

Common Stock issued for cash at $0.0001 per share - July 2008	100,000,000	100,000	(95,000)	-	-	5,000

Comprehensive loss	-	-	-	-	(5,145)	(5,145)
Balance, August 31, 2008	100,000,000	100,000	(95,000)	-	(5,145)	(145)

Common Stock issued for cash at $0.0015 per share - February 2009	3,300,000	3,300	1,650	-	-	4,950

Net loss	-	-	-	-	(14,777)	(14,777)
Balance, August 31, 2009	103,300,000	103,300	(93,350)	-	(19,922)	(9,972)

Forgiveness of debt by former director	-	-	9,337	-	-	9,337

Common Stock redeemed and cancelled at $0.001 per share - April 2010	(96,700,000)	(96,700)	96,600	-	-	(100)

Comprehensive loss	-	-	-	-	(63,850)	(63,850)
Balance, August 31, 2010	6,600,000	6,600	12,587	-	(83,772)	(64,585)

Investment units issued for cash at $2.30 per unit - December 2010 (net of fees)	86,870	87	191,013	-	-	191,100

Investment units issued for cash at $3.00 per unit - April 2011 (net of fees)	390,000	390	1,122,810	-	-	1,123,200

Investment units issued for cash at $3.00 per unit - May 2011 (net of fees)	120,000	120	357,480	-	-	357,600

Comprehensive loss					(1,547,188)	(1,547,188)
Balance, August 31, 2011	7,196,870	7,197	1,683,890	-	(1,630,960)	60,127

Conversion of indebtedness to investment units	23,334	23	69,977	-	-	70,000

Issued for services	483,334	484	944,065	-	-	944,549

Stock-based compensation granted	-	-	246,976	-	-	246,976

Issued for cash at $1.20 per unit (net of fees)	2,525,001	2,525	2,942,425	-	-	2,944,950

Issued in connection with Devon asset acquisition	7,250,000	7,250	15,942,750	-	-	15,950,000

Comprehensive loss
Loss					(2,802,526)	(2,802,526)
Foreign currency translation				(2,959)		(2,959)
Total Comprehensive Loss						(2,805,485)
Balance, August 31, 2012 (As Restated)	17,478,539	17,479	21,830,083	(2,959)	(4,433,486)	17,411,117

Issued for services	78,534	78	144,922	-	-	145,000

Stock-based compensation granted	50,000	50	811,615	-	-	811,665

Sold for cash at $1.20 per share (net of fees)	1,880,666	1,881	2,175,931	-	-	2,177,812

Noncontrolling Interest granted - Nahanni Asset Acquisition	-	-	4,190,643	-	-	4,190,643

Comprehensive income
Income					3,802,377	3,802,377
Loss on foreign currency translation				(40,529)		(40,529)
Total Comprehensive Income						3,761,848
Balance, August 31, 2013	19,487,739	$19,488	$29,153,194	$(43,488)	$(631,109)	$28,498,085

The accompanying notes are an integral part of these consolidated financial statements.

EFLO ENERGY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				Cumulative results
	Year Ended			from July 22, 2008
	August 31, 2013	August 31, 2012		to August 31, 2013
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,802,377		$(2,802,526)	$(631,109)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation and fee payments	2,234,104		2,035,808	4,269,912
Unrealized foreign exchange losses	(40,529)		(2,959)	(43,488)
Gain on forgiveness of accounts payable	(27,987)		-	(33,987)
Gain on acquisition of Nahanni assets	(11,766,787)		-	(11,766,787)
Accretion of asset retirement obligations	572,508		-	572,508
Oil and gas property impairment	-		44,335	879,994
Deferred income tax provision	2,779,849		-	2,779,849
Changes in working capital items -			-
Accounts receivable	(611,488)		(300,970)	(912,458)
Prepaids and other	161,817		(197,500)	(60,994)
Accounts payable and accrued liabilities	38,730		305,039	618,310
Net cash used in operating activities	(2,857,406)		(918,773)	(4,328,250)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures on oil and gas properties, net	(917,631)		(15,051)	(1,657,182)
Acquisition of oil and gas interests	(132,600)		(289,295)	(421,895)
Net cash used in investing activities	(1,050,231)		(304,346)	(2,079,077)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock sold for cash, net of fees	2,177,812		2,944,949	6,779,612
Common stock redeemed for cash	-		-	(100)
Proceeds from notes payable	-		-	554,500
Repayments of notes payable	-		(2,500)	(484,500)
Loans from related parties	-		-	34,337
Net cash (used in) provided by financing activities	2,177,812		2,942,449	6,883,849

INCREASE (DECREASE) IN CASH	(1,729,825)		1,719,330	476,522

CASH, BEGINNING OF PERIOD	2,206,347		487,017	-

CASH, END OF PERIOD	$476,522		$2,206,347	$476,522

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$-		$-	$-
Cash paid for income taxes	$-		$-	$-
Forgiveness of debt	$-		$-	$9,337
NON-CASH INVESTING ACTIVITIES:
Accrued expenditures on oil and gas properties	$346,406		$33,135	$346,406
Asset retirement obligation incurred	$-		$-	$80,000
Asset retirement obligation acquired in Devon Acquisition	$-		$7,057,716	$7,057,716
Asset retirement obligation acquired in Nahanni acquisition	$9,436,526	$		$9,436,526
NON-CASH FINANCING ACTIVITIES
Common stock issued as repayment of note payable	$-		$70,000	$95,000
Common stock issued for services	$145,000		$1,788,831	$1,933,831
Common stock issued for Devon assets	$-		$15,950,000	$15,950,000
Exchangeable shares granted for Nahanni assets	$4,190,643	$		$4,190,643

The accompanying notes are an integral part of these consolidated financial statements.

EFLO ENERGY, INC.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE AND CONTINUANCE OF OPERATIONS

EFLO Energy, Inc. (the “Company”), was incorporated in the State of Nevada on July 22, 2008, and prior to March 2011, was relatively inactive. During March 2011, the Company initiated operations focused on oil and gas exploration and development in the United States and Canada. During the period from July 18, 2012 through October 17, 2012, the Company acquired working interests totaling 53.65% (including a 100% working interest in one shut in gas well) in the Kotaneelee Gas Project (“KGP”) located on 30,542 gross acres in the Yukon Territory in Canada. (Note 4).

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States (“US GAAP”) which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company is in the exploration stage. It has not generated operating revenues, and has accumulated operating losses of $9,652,034 since inception. The Company has funded its operations through the issuance of capital stock and debt. Management plans to raise additional funds through third-party equity or debt financings and the joint venturing of its exploration efforts with third parties. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise capital sufficient to fund its commitments and ongoing losses, and ultimately generate profitable operations.

Restatements

During a re-evaluation of the oil and gas assets acquired in the Devon acquisition (see Note 4), the Company determined that an error had been made in the classification of the oil and gas assets acquired.  Specifically, the Company misclassified certain oil and gas leasehold and infrastructure equipment costs as proved within the full cost pool. The Company acquired the assets in an arms-length transaction.  The assets acquired were non-core to the long-term business plans of the selling companies and, consequently, had not been the focus of their ongoing exploration and production efforts.  However, the Company’s business plan for these acquisitions is strategic in nature, with only marginal consideration for the existing production at the time of acquisition.  Since the dates the acquisitions closed, the Company has begun the process of evaluating the exploitation potential of both the conventional and unconventional hydrocarbons in place, as well as formulating an exploitation and development plan based on its ongoing analyses. The Company intends to utilize modern technology and institutional and strategic knowledge of management to optimize the economics of the assets.

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

The effect of this restatement on the consolidated financial statements included herein is as shown in tabular form below:

	As previously		As
Consolidated Balance Sheet at August 31, 2012	reported	Adjustments	restated
Proved properties	15,232,824	(15,232,824)	-
Unproven properties	6,465,622	15,641,759	22,107,381
Accumulated other comprehensive loss	(7,299)	4,340	(2,959)
Retained earnings (accumulated deficit) during exploration stage	(4,838,081)	404,595	(4,433,486)

Consolidated Statement of Operations for the year ended August 31, 2012
Gas sales, net	251,290	(251,290)	-
Lease operating expenses	(255,143)	255,143	-
Depletion, depreciation and amortization	(400,744)	400,744	-
Net income (loss)	(3,207,121)	404,595	(2,802,526)

Consolidated Statement of Cash Flows for the year ended August 31, 2012
Net income (loss)	(3,207,121)	404,595	(2,802,526)
Depletion, depreciation and amortization	405,084	(405,084)	-
Net cash used in operating activities	(922,624)	3,851	(918,773)
Expenditures on oil and gas properties	(11,200)	(3,851)	(15,051)
Net cash used in investing activities	(300,495)	(3,851)	(304,346)

Notes to the Consolidated Financial Statements at August 31, 2012, Note 4. Oil and Gas Properties
Oil and Gas Acquisition - Kotaneelee Gas Project
Intangibles	6,780,000	(6,780,000)	-
Leasehold costs	581,379	(581,379)	-
Unproved leasehold costs	6,465,623	7,361,379	13,827,001
Capitalized Acquisition, Exploration and Development Costs
KGP – proven properties	15,637,906	(15,637,906)	-
KGP – unproven properties	6,465,623	15,637,906	22,103,529
Expenditures on oil and gas properties	-	3,852	3,851
Unproved oil and gas properties, August 31, 2012	6,465,623	15,641,758	22,107,381

Notes to the Consolidated Financial Statements at August 31, 2012, Note 9. Income Taxes
Reconciliation of Provision for Income Taxes
Canadian-based losses	(469,659)	408,884	(60,775)
Expected recovery of Canadian income tax	140,898	(122,675)	18,233
Valuation allowance	(140,898)	122,675	(18,233)
Significant Components of Deferred Income Taxes
Canadian net operating loss carryforwards	140,898	(122,675)	18,233
Total deferred income tax assets	140,898	(122,675)	18,233
Valuation allowance	(140,898)	122,675	(18,233)
Canadian Non-Capital Loss Carryforwards	720,949	(660,174)	60,775

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements include the accounts of the Company and its three wholly owned subsidiaries after elimination of intercompany balances and transactions. The Company’s interest in oil and gas exploration and production ventures and partnerships are proportionately consolidated. These consolidated financial statements and related notes are presented in accordance with US GAAP, and are expressed in United States dollars. The Company is an exploration stage company as defined by “Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 915, Development Stage Entities.”

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

Allowance for Doubtful Accounts

The Company routinely assesses the recoverability of all material receivables to determine their collectability. All of the Company's receivables are from joint venture partners. The Company is exposed to a concentration of credit risk with respect to its accounts receivable. The Company believes its financial partners are financially strong and the risk of loss is minimal. The Company accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. As of August 31, 2013 and 2012, the Company had no amount recorded as an allowance for doubtful accounts.

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

The capitalized costs included in the full cost pool are subject to a "ceiling test" (based on the average of the first-day-of-the-month prices during the twelve-month period prior to August 31, 2013 pursuant to the SEC’s “Modernization of Oil and Gas Reporting” rule), which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized. If net capitalized costs exceed this limit, the excess is charged to expense in the current period. At August 31, 2013 and 2012, the Company recorded no write-downs of the carrying value of its proved oil and gas properties.

Oil and Gas Acquisitions

The Company accounts for the acquisition of oil and gas properties under the requirements of Financial Accounting Standards Board (FASB) ASC Topic 805, Business Combinations (ASC Topic 805), issued in December 2007, with additional guidance issued in April 2009.  ASC Topic 805 requires an acquiring entity to recognize all assets acquired and liabilities assumed at fair value under the acquisition method of accounting, provided they qualify for acquisition accounting under the standard.  The Company accounts for all property acquisitions that include working interests in proved leasehold, both operated and non-operated, that would generate more than an immaterial balance of goodwill as business combinations.  The Company does not apply acquisition accounting to the purchase of oil and gas properties entirely comprised of undeveloped leaseholds, which is in compliance with ASC Topic 805. In accordance with this guidance the Company has recognized the fair value of all the assets acquired and liabilities assumed in connection with its KGP working interest acquisitions.

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

Contingencies And Factors Which May Affect Future Operations

In the course of business affairs and operations, the Company is subject to possible loss contingencies arising from federal, state and local environmental, health and safety laws and regulations and third party litigation.  At August 31, 2013 or 2012, the Company was not party to any legal actions arising incidental to its business nor is it aware of any threatened litigation. There are no matters which, in the opinion of management, will have an adverse effect on the financial position, results of operations or cash flows for the Company.

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

Foreign Currency Gains and Losses

The Company’s functional and reporting currency is the United States dollar. The functional currency of the Company’s Canadian subsidiary is the Canadian dollar. Financial statements of the Company's Canadian subsidiary are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Transaction gains and losses are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. At August 31, 2013 and 2012, the Company had not entered into derivative instruments to offset the impact of foreign currency fluctuations.

Earnings Per Share

The Company presents both basic and diluted earnings per share (“EPS”) on the face of the consolidated statements of operations. Basic EPS is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company’s Diluted EPS amounts differ from Basic EPS for the year ended ended August 31, 2013, as the Company has adjusted the weighted average number of shares outstanding during that period by 1,411,262 shares of one of the Company’s subsidiaries issued in connection with our acquisition of the KGP, which are exchangeable for 1,614,767 shares of the the Company’s restricted common stock. Our Diluted EPS amounts did not differ from Basic EPS during the year ended August 31, 2012, as we generated net losses during that period.

As of August 31, 2013 and 2012, the Company had 1,623,334 and 1,820,204 shares of its common stock available through the exercise of non-dilutive stock warrants, respectively (Note 7).

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Acquired oil and gas properties are reported at fair value on a nonrecurring basis in the Company’s balance sheet.  See Notes 2 and 4, for further discussion of the methods and assumptions used to estimate fair values.

Cash, Cash Equivalents and the Fair Value of Financial Instruments

The Company considers all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents.  Cash and cash equivalents totaled $476,522 and $2,206,347 at August 31, 2013 and 2012, respectively. The Company is exposed to a concentration of credit risk with respect to its cash deposits. The Company places cash deposits with highly rated financial institutions in the United States and Canada. At times, cash balances held in financial institutions may be in excess of insured limits. The Company believes the financial institutions are financially strong and the risk of loss is minimal. The Company has not experienced any losses with respect to the related risks and does not believe its exposure to such risks is more than normal.

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

The Company records assets acquired and liabilities assumed at their estimated acquisition date fair values, while transaction and integration costs associated with the acquisitions are expensed as incurred.  The Company uses relevant market assumptions to determine fair value and allocate purchase price, such as future commodity pricing for purchased hydrocarbons, market multiples for similar transactions and replacement value for certain equipment.  Many of the assumptions are unobservable. The Company’s preliminary assessment of the fair value of the Nahanni Assets resulted in a valuation of $25,526,554. As a result of incorporating this information into the purchase price allocation, a gain on bargain purchase of $11,766,787 was recognized in the accompanying consolidated statement of operations. The gain on bargain purchase was primarily attributable to the strategic nature of the divestiture by the motivated seller, coupled with a confluence of certain favorable economic trends in the industry and the geographic region in which the Nahanni Assets are located.

The Company allocated the consideration paid for the Nahanni Assets and Devon assets based upon its assessment of their fair value at the dates of purchase, as follows:

	Fair Value of Assets Acquired (as restated)
	Nahanni Assets	Devon Assets	Total
Asset Description		(Restated)
Unproven Properties
Unproved leasehold costs	$14,548,787	$13,827,001	$28,375,788
Plant and equipment	8,594,362	6,484,001	15,078,363
Gathering systems	2,383,405	1,788,001	4,171,406
Vehicles	–	4,527	4,527
Unproven Properties	25,526,554	22,103,530	47,630,084
Goodwill	–	1,194,365	1,194,365
Total Assets Acquired - KGP	$25,526,554	$23,297,895	$48,824,449

Capitalized acquisition, exploration and development costs incurred on the KGP during the fiscal years ended August 31, 2013 and 2012 are summarized as follows:

KGP – Unproven Properties

Balance, August 31, 2011	$––
Acquisition costs	22,103,530
Expenditures on oil and gas properties	3,851
Depletion and depreciation	––
Oil and gas property impairment	––
Balance, August 31, 2012	22,107,381
Acquisition costs	25,526,554
Expenditures on oil and gas properties	1,264,031
Depletion and depreciation	––
Oil and gas property impairment	––
Balance, August 31, 2013	$48,897,972

Oil and natural gas revenues and lease operating expenses related to unproved oil and gas properties that are being evaluated for economic viability are offset against the full cost pool until proved reserves are established, or determination is made that the unproved properties are impaired. During the years ended August 31, 2013 and 2012, the full cost pool was increased by $1,264,037 and $3,851, respectively, as a result of lease operating expense, net of oil and gas revenue, from unproven properties.

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

During April and May 2011, the Company drilled and completed a test well on the San Miguel Lease (the “Test Well”), performed injection operations and earned its initial interest in the Matthews Lease. The Test Well was drilled into the San Miguel heavy oil zone to a depth of 3,168 feet. The well encountered oil and was completed as a San Miguel producer. After completion, it was determined that the oil was subject to significant viscosity changes related to temperature reductions from formation to recovery at surface. The Test Well was stimulated with nitrified hydrochloric acid and placed on production. Oil viscosity, however, has prohibited economic operation of the Test Well. As a result, during the years ended August 31, 2011 and 2012, the Company recognized losses on the impairment of oil and gas assets of $835,659 and $44,335, respectively. The carrying value of oil and gas properties was likewise reduced to reflect the impairment of the San Miguel Lease.

The Company continues to consider methods to improve production from the Test Well. In the event the Company is unable to substantially improve production, it intends to abandon the Test Well, or actively pursue the sale of its interest in the Matthews Lease.

5.  ASSET RETIREMENT OBLIGATIONS

In connection with its acquisition of the Devon Assets and the Nahanni Assets, the Company acquired $7,057,716 and $9,436,526 in asset retirement obligations, respectively, relating with its portion of the abandonment, reclamation and environmental liabilities associated with the KGP.

On March 31, 2011, the Company initiated oil and gas operations by entry into a Farmout and Participation Agreement which provided for its acquisition of a net working interest ranging from 21.25% to 42.5%, in a 2,629 acre oil and gas lease, insofar as that lease covers from the surface to the base of the San Miguel formation (the “San Miguel Lease”). The San Miguel Lease, which is located in Zavala County, Texas, is unproven and has no current production. The Company incurred $80,000 in asset retirement obligations related to the future plugging and abandonment of a test well on the San Miguel Lease. At August 31, 2013, the Company’s interest in the San Miguel lease was impaired and expensed to the extent of its carrying value, which included the full amount of the associated asset retirement obligation. The entire asset retirement obligation relating to the San Miguel Lease has been classified as a current liability.

The Company has no assets that are legally restricted for purposes of settling asset retirement obligations. As part of the Company’s acquisition of the Devon Assets, it provided Devon a corporate guarantee (the “Guarantee”) in the amount of CAD$10,000,000 (USD$9,980,000) and delivered a letter of credit in the amount of CAD$4,380,000 (USD$4,371,000) to Devon (the “Devon LOC”). The Company also delivered a letter of credit in the amount of CAD$625,000 (USD$624,000) to the government of the Yukon Territory(the “Yukon LOC”). The amounts of the Devon LOC and Yukon LOC reduce the amount of the Guarantee on a dollar-for-dollar basis. The Company is primarily responsible for payment of all asset retirement obligations. The Guarantee, Devon LOC and Yukon LOC are only available to Devon in the event the Company defaults upon its asset retirement obligations relating to the Devon Assets

The following table summarizes the Company’s asset retirement obligation transactions for the fiscal years ended August 31, 2013 and 2012:

Asset Retirement Obligations
Balance, August 31, 2011	$80,000
Liabilities incurred (acquired)	7,057,716
Accretion expense	––
Liabilities (settled)	––
Changes in asset retirement obligations	––
Balance, August 31, 2012	7,137,716
Liabilities incurred (acquired)	9,436,526
Accretion expense	572,508
Liabilities (settled)	––
Changes in asset retirement obligations	––
Total Balance, August 31, 2013	$17,146,750
Total Balance, August 31, 2013 – Current	$80,000
Total Balance, August 31, 2013 – Long Term	$17,066,750

6.   RELATED PARTY TRANSACTIONS

In connection with its acquisition of the Devon Assets, the Company acquired $7,057,716 in asset retirement obligations. To secure this obligation, the Company provided Devon the Guarantee, the Devon LOC, and the Yukon LOC (Note 5). The Guarantee was provided to Devon by the Company’s largest shareholder, Holloman Corporation, in exchange for 3,250,000 shares of its restricted common stock. Likewise, the Devon LOC was provided to Devon by Pacific LNG Operations Ltd. (“PLNG”). PLNG also provided the Yukon LOC to the government of the Yukon Territory. In exchange for the Devon LOC and Yukon LOC the Company issued PLNG 4,000,000 shares of its restricted common stock. Two of the Company’s directors, James Ebeling and Eric Prim are officers of Holloman Corporation, and Henry Aldorf, the Chairman of the Company’s Board of Directors, is a director of PLNG.

Effective January 20, 2011, a company controlled by the Company’s Chief Executive Officer, its Chief Financial Officer, and an unrelated consultant (the “Finders”) entered into an agreement with the Company providing for the payment of finder’s compensation ranging from 5% (on transaction values greater than $1,000,000) to 10% (on transactions valued up to $300,000) on transactions introduced to the Company by or through the Finders for a period of two years (the “Finder’s Fee Agreement”). Under the Finder’s Fee Agreement, compensation is divided between the Finders and the Finders may elect whether the finder’s compensation is payable in cash, or shares of the Company’s restricted common stock. If the Finders elect to receive payment in stock, the shares into which finder’s compensation will be converted will be calculated using the average closing price of the Company’s common stock for the ten trading days preceding the closing date of the transaction to which the compensation relates. The Finder’s Fee Agreement specifically recognizes that the KGP has been presented to the Company by the Finders. During the years ended August 31, 2013 and 2012, finder’s compensation of $844,282 and $755,399 has been accrued under the Finder’s Fee Agreement and recognized as stock based compensation and consulting fees in connection with the Company’s acquisition of the Devon Assets and Nahanni Assets, respectively.

During each of the years ended August 31, 2013 and 2012, management fees totaling $240,000, were incurred with an entity controlled by the Company’s Chief Executive Officer. Under the terms of a consulting agreement, this compensation is payable in equal parts cash and shares of the Company’s restricted common stock (Note 7). The fees were incurred as compensation for services rendered in the normal course of operations. The amount and form of the compensation was established and approved by the Company’s Board of Directors. Amounts of $50,000 and $20,000 of this compensation remained unpaid as of August 31, 2013 and 2012, respectively.

During the year ended August 31, 2012, fees totaling $150,900 were incurred with one of the Company’s directors for services provided as a financial consultant. That director became the Company’s Chief Financial Officer during August 2012. During the year ended August 31, 2013 fees in the amount of $227,272 were paid to that Chief Financial Officer. Of those fees incurred, $9,750 and $28,948 were accrued and unpaid as of August 31, 2013 and 2012, respectively. The fees were incurred as compensation for services rendered in the normal course of operations, were paid at the amount established and agreed to by the related parties, and were approved by the Company’s Board of Directors.

During the years ended August 31, 2013 and 2012, management fees totaling $108,424 and $23,161, respectively were incurred with an entity controlled by the Company’s President. The amount of compensation was established and approved by the Company’s Board of Directors. Amounts of $19,220 and $47,106 of fees and reimbursable expenses remained unpaid as of August 31, 2013 and 2012, respectively.

During fiscal year 2013, management fees totaling $190,624  were incurred with an entity controlled by the Company’s Chief Operating Officer. The amount of compensation was established and approved by the Company’s Board of Directors. A balance of $13,541 remained unpaid as of August 31, 2013. No such fees were incurred during the year ended August 31, 2012.

7.  CAPITAL STOCK AND STOCK-BASED COMPENSATION

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

All of the sales of common stock completed from June 2012, through February 2013, were made pursuant to the terms of an offering approved by the Company’s Board of Directors on May 29, 2012.

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

Issuance of Options and Bonus Shares

On August 27, 2012, the Company granted options to officers, directors and consultants under the terms shown below. The options were granted pursuant to the Option Plan.

Number of Shares Issuable Upon Exercise of Option	Exercise Price	Vesting Period	First Date Exercisable	Expiration Date
300,000	$2.15	None	8/27/2012	8/27/2014
300,000	$2.30	6 Months	2/27/2013	8/27/2014
300,000	$2.50	2 Years	8/27/2014	8/27/2017
300,000	$2.65	2 Years	8/27/2014	8/27/2017
1,200,000

In applying the Black-Scholes model, the Company used; expected terms of 2-5 years, historical stock price volatility of 67%, a risk-free rate of 4.5% and annual dividend rate of 0%. As a result, the Company determined that the total fair market value of the options granted was $1,131,900 and the weighted-average grant-date fair value per option granted was $0.94.

On August 27, 2012, the Company also issued 300,000 shares of its common stock to officers and directors pursuant to the Stock Bonus Plan. The fair value for shares of common stock given as compensation was the market price of the stock at date of grant. The 300,000 Bonus Shares had a value of $2.07 per share. The Company recognized non-cash management and director’s fees of $621,000 related to the Bonus Shares in the statements of operations during the year ended August 31, 2012.

On January 15, 2013, the Company also authorized the issuance of 50,000 bonus shares of its common stock to its new Chief Operating Officer pursuant to the 2012 Stock Bonus Plan. The Company recognized non-cash management and director’s fees of $97,000, or $1.94 per share related to these Bonus Shares in the statements of operations during the year ended August 31, 2013.

On January 15, 2013, the Company granted its new Chief Operating Officer 400,000 stock options in accordance with its 2012 Non-Qualified Stock Option Plan under the terms shown below:

No. of Shares Issuable Upon Exercise	Exercise Price	Vesting Period	First Date Exercisable	Expiration Date

100,000	$2.30	None	1/15/2013	1/15/2015
100,000	$2.50	1 Year	1/14/2014	1/15/2016
100,000	$2.75	2 Years	1/14/2015	1/15/2017
100,000	$3.00	2.5 Years	7/14/2015	7/15/2017
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

During the years ended August 31, 2013 and 2012, the Company recognized $714,665 and $246,976, respectively, of non-cash expense related to stock-based compensation under the Option Plan. As of August 31, 2013, $483,905 of total unrecognized compensation cost remains under the Option Plan. Of this amount, $437,107 and $46,798 are expected to be recognized during fiscal 2014, and fiscal 2015, respectively.

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (yrs)	Aggregate Intrinsic value
Outstanding – September 1, 2011	––	––
Granted	1,200	$2.40
Exercised	––	––
Forfeited or expired	––	––
Outstanding – August 31, 2012	1,200	$2.40	3.49	$ 0.00
Granted	400	$2.64
Exercised	––	––
Forfeited or expired	––	––
Outstanding – August 31, 2013	1,600	$2.46	3.68	$0.00
Exercisable – August 31, 2013	300	$2.24	1.04	$0.00

The weighted-average grant-date fair value of options granted during the years ended August 31, 2013 and 2012 was $0.78 and $0.94, respectively.

Other Stock-Based Compensation

During the years ended August 31, 2013 and 2012, $120,000 and $323,548 in fees were paid in 64,344 and 160,360 shares of the Company’s restricted common stock at a weighted average conversion prices of $1.87 and $2.02 per share, respectively to entities controlled by the Company’s Chief Executive Officer.

During the year ended August 31, 2013, fees totaling $25,000 were paid using 14,190 shares of the Company’s restricted common stock at a weighted average price of $1.76 to an unrelated consultant.

Stock Warrants and Other

At August 31, 2013, warrants for 23,334 shares of the Company’s common stock were outstanding with a weighted-average remaining life and exercise price of 2.02 months and $4.50, respectively. During the year ended August 31, 2013, no warrants were issued and 596,870 warrants were forfeited. During the year ended August 31, 2012, 23,334 warrants were issued and none were forfeited.

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

8.  INCOME TAXES

The Company is subject to United States federal income taxes at an approximate rate of 35%, and Canadian income taxes at a rate of 30%. The reconciliation of the provision for income taxes at the applicable statutory rate compared to the Company’s income tax expense as reported is as follows:
Statutory tax rates

	Canadian Year Ended August 31, 2013	United States Year Ended August 31, 2013	Canadian Year Ended August 31, 2012	United States Year Ended August 31, 2012
			Restated	Restated
Net income (loss) before taxes	$10,511,160	$(3,928,955)	$(60,775)	$(2,744,7108)

Statutory tax rates	30%	35%	30%	35%

Computed tax benefit (provision) at statuary rates	(3,153,348)	1,375,134	18,233	960,649
Net Operating Loss Carry Forward	373,499	1,515,240	---	---

Valuation Allowance	---	(2,890,374)	(18,233)	(960,649)
Provision for income taxes	$(2,779,849)	$––	$––	$––

The significant components of deferred income tax assets and liabilities at August 31, 2013 and 2012 are as follows:

	Canadian Year Ended August 31, 2013		United States Year Ended August 31, 2013			Canadian Year Ended August 31, 2012	United States Year Ended August 31, 2012
						Restated	Restated
Deferred income tax assets:
Impairment	$	---		$307,998	$	---		$307,998
Organization costs		---		68,312		---		76,732
Accrued salaries		---		36,242		---		---
US net operating loss carryforwards		---		1,339,258		---		545,564
Canadian net operating loss carryforwards		517,585		---		18,233		---
Stock Compensation		---		1,138,564		---		599,273
Total deferred income tax assets		517,585		2,890,374		18,233		1,529,567

Deferred income tax liabilities:
Gain on acquisition of assets		$(3,297,434)	$	---	$	---	$	---
Total deferred income tax liabilities		(3,297,434)		---		---		---

Total net deferred income tax asset (liability)		$(2,779,849)		$2,890,374		$18,233		$1,529,567
Less: valuation allowance		---		(2,890,374)		(18,233)		(1,529,567)
Deferred income tax asset (liability)		$(2,779,849)	$	---	$	---	$	---

During the year ended August 31, 2013, a gain on bargain purchase of $11,766,787 was recognized in the accompanying consolidated statement of operations. The gain on bargain purchase was primarily attributable to the strategic nature of the divestiture by the motivated seller, coupled with a confluence of certain favorable economic trends in the industry and the geographic region in which the Nahanni Assets are located. See Note 4 for additional information regarding the purchase of assets and the related gain. This gain was not recognized for tax purposes.

At August 31, 2013, the Company has accumulated United States non-capital loss carry-forwards of approximately $3,826,451.   At August 31, 2012, the Company had accumulated United States non-capital loss carry-forwards of approximately $1,558,755. The United States loss carry-forwards begin to expire in 2032.

At August 31, 2013, the Company has accumulated Canadian non-capital loss carry-forwards of approximately $1,725,284.   At August 31, 2012, the Company has Canadian non-capital loss carry-forwards of approximately $60,775.  The Canadian loss carry-forwards begin to expire in 2019.

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

9.  SUBSEQUENT EVENTS

Sale of Convertible Notes

On October 30, 2013 the Company sold convertible notes having an aggregate principal amount of $2,255,000 (the “Convertible Notes”), to 22 accredited investors, under the following general terms (the "Convertible Note Offering"):

A.	The maturity date of the Convertible Notes is eighteen months from the date of issuance.

B.	The principal amount of the Convertible Notes is convertible into shares of the Company’s common stock at a price of $1.00 per share.

C.	The Convertible Notes bear interest at 10% per annum payable, at the Company’s election, in cash or shares of its common stock at a rate of $1.25 per share.

D.
The interest rate payable on the Convertible Notes is subject escalation to 12.5% or 15.0% per annum for the entire period during which the Convertible Notes are outstanding, in the event the Company does not complete its migration to a senior stock exchange within 9 or 12 months, respectively, from date of issuance.

E.
The Company also issued stock purchase warrants in connection with the Convertible Note Offering providing for the purchase of up to 1,127,500 shares of its common stock (1 full share for each $2.00 invested in the Convertible Notes”) at an exercise price of $1.25 per share for a period of three years (the "Stock Purchase Warrants”).

In aggregate, 3,382,500 shares of the Company’s common stock (comprised of 2,255,000 shares issuable on conversion of the principal of the Convertible Notes and 1,127,500 shares issuable on exercise of the Stock Purchase Warrants), or such greater number of shares as may be issuable upon election of the interest repayment in common stock under the terms of the Convertible Notes, has been reserved for issuance upon conversion of the Convertible Notes or exercise of the Stock Purchase Warrants in accordance with their terms.

The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the sale of Convertible Notes and Stock Purchase Warrants. The note holders were sophisticated investors who were provided full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of these securities. The certificates representing the Convertible Notes and Stock Purchase Warrants bear a restricted legend providing that they cannot be sold unless pursuant to an effective registration statement or an exemption from registration. Any of the Company’s shares issued in connection with conversion or exercise of these securities will be similarly restricted. The Company paid $176,400 in finder’s fees with respect to the Convertible Note Offering.

Entities controlled by the Company’s Chief Executive Officer and President acquired $50,000 and $150,000 in Convertible Notes, and 25,000 and 75,000 Stock Purchase Warrants, respectively, in the Convertible Note Offering  under these terms.