Form 10-Q
period 2013-11-30
EFLO ENERGY, INC.
filed 2014-01-14
CIK 1448806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2013

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

As of January 14, 2014, the registrant had 19,538,648 outstanding shares of common stock.

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties. Any statement which does not contain a historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors outlined in our latest Form 10-K filed with U.S. Securities Exchange Commission (“SEC”) on November 29, 2013 and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements.

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EFLO ENERGY, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	November 30, 2013	August 31, 2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,706,874	$476,522
Accounts receivable from joint interest owners and other	1,061,735	912,458
Prepaids	110,043	41,565
Other	21,847	19,429
Total current assets	2,900,499	1,449,974

OIL AND GAS PROPERTIES, full cost method, unproven	49,134,810	48,897,972

OTHER ASSETS - Goodwill	1,194,365	1,194,365
Total assets	$53,229,674	$51,542,311

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,277,293	$3,117,627
Asset retirement obligation - current	80,000	80,000
Total current liabilities	3,357,293	3,197,627

NONCURRENT LIABILITIES
Asset retirement obligations	17,237,418	17,066,750
Convertible notes, net of $518,497 of unamortized discount at November 30, 2013	1,736,503	-
Deferred income taxes	2,779,849	2,779,849
Total liabilities	25,111,063	23,044,226

STOCKHOLDERS' EQUITY
Capital Stock
Authorized:
10,000,000 preferred shares, par value $0.001 per share
150,000,000 common shares, par value $0.001 per share
Issued and outstanding:
19,538,648 and 19,487,739 common shares at November 30, 2013 and August 31, 2013, respectively	19,539	19,488
Additional paid-in capital	29,862,463	29,153,194
Accumulated other comprehensive loss	(37,387)	(43,488)
Accumulated deficit during the exploration stage	(1,726,004)	(631,109)
Total stockholders' equity	28,118,611	28,498,085

Total liabilities and stockholders' equity	$53,229,674	$51,542,311

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EFLO ENERGY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative results
	Three Months Ended		from July 22, 2008 to
	November 30, 2013	November 30, 2012	November 30, 2013
		(As Restated)
EXPENSES
Management and directors' fees	$213,892	$273,836	$2,603,686
Stock-based compensation expense	115,979	694,703	2,187,640
Consulting fees	157,798	665,389	2,116,218
Professional fees	133,153	269,145	1,143,063
Financing fees	176,822	-	176,822
Office, travel and general	91,879	143,013	861,626
Accretion of asset retirement obligations	170,668	94,168	743,176
Oil and gas property impairment	-	-	879,994
Total Expenses	1,060,191	2,140,254	10,712,225

OPERATING LOSS	(1,060,191)	(2,140,254)	(10,712,225)

OTHER INCOME (EXPENSE)
Interest expense	(34,704)	-	(34,704)
Gain on acquisition of assets	-	11,766,887	11,766,787
Gain on forgiveness of accounts payable	-	-	33,987
INCOME (LOSS) before taxes	(1,094,895)	9,626,633	1,053,845
Provision for income tax	-	(3,164,790)	(2,779,849)
NET INCOME (LOSS)	$(1,094,895)	$6,461,843	$(1,726,004)
Gain (loss) on foreign currency translation	6,101	(435)	(37,387)
COMPREHENSIVE INCOME (LOSS)	$(1,088,794)	$6,461,408	$(1,763,391)

EARNINGS (LOSS) PER SHARE
Basic	$(0.06)	$0.36
Diluted	$(0.06)	$0.34

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,488,298	18,163,412
Diluted	19,488,298	19,067,343

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EFLO ENERGY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative results
	Three Months Ended		from July 22, 2008 to
	November 30, 2013	November 30, 2012	November 30, 2013
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,094,895)	$6,461,843	$(1,726,004)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation and fee payments	123,016	710,865	4,392,928
Amortization of convertible note discount	15,306	-	15,306
Unrealized foreign exchange losses	6,101	9,569	(37,387)
Gain on forgiveness of accounts payable	-	-	(33,987)
Gain on acquisition of Nahanni assets	-	(11,766,887)	(11,766,787)
Accretion of asset retirement obligations	170,668	94,168	743,176
Oil and gas property impairment	-	-	879,994
Deferred income tax provision	-	3,164,790	2,779,849
Changes in working capital items -
Accounts receivable	(149,277)	(273,456)	(1,061,735)
Prepaids and other	(70,896)	(3,298)	(131,890)
Accounts payable and accrued liabilities	212,167	814,872	830,477
Net cash used in operating activities	(787,810)	(787,534)	(5,116,060)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures on oil and gas properties, net	(236,838)	(145,094)	(1,894,020)
Acquisition of oil and gas interests	-	(132,600)	(421,895)
Net cash used in investing activities	(236,838)	(277,694)	(2,315,915)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock sold for cash, net of fees	-	1,772,511	6,779,612
Common stock redeemed for cash	-	-	(100)
Proceeds from notes payable	2,255,000	-	2,809,500
Repayments of notes payable	-	-	(484,500)
Loans from related parties	-	-	34,337
Net cash provided by financing activities	2,255,000	1,772,511	9,138,849

INCREASE IN CASH	1,230,352	707,283	1,706,874

CASH, BEGINNING OF PERIOD	476,522	2,206,347	-

CASH, END OF PERIOD	$1,706,874	$2,913,630	$1,706,874

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Forgiveness of debt	$-	$-	$9,337
NON-CASH INVESTING ACTIVITIES:
Accrued expenditures on oil and gas properties	$-	$-	$346,406
Asset retirement obligation incurred	$-	$-	$80,000
Asset retirement obligation acquired in Devon Acquisition	$-	$-	$7,057,716
Asset retirement obligation acquired in Nahanni acquisition	$-	$9,436,526	$9,436,526
NON-CASH FINANCING ACTIVITIES
Common stock issued as repayment of note payable	$-	$-	$95,000
Common stock issued for services	$52,500	$32,500	$1,986,331
Common stock issued for Devon assets	$-	$-	$15,950,000
Exchangeable shares issued for Nahanni assets	$-	$4,190,643	$4,190,643
Warrants issued in Convertible Note Financing	$533,803	$-	$533,803

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EFLO ENERGY, INC.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  BASIS OF PRESENTATION

Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of EFLO Energy, Inc. (the “Company”), have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended August 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation have been made. Operating results for the three month period ended November 30, 2013 are not necessarily indicative of the results that may be expected for the year ending August 31, 2014.

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

The effect of this restatement on the unaudited consolidated financial statements included herein is as shown in tabular form below:

	As previously		As
	reported	Adjustments	restated
Consolidated Statement of Operations for the three months ended November 30, 2012
Gas sales, net	50,216	(50,216)	-
Lease operating expenses	(195,310)	195,310	-
Depletion, depreciation and amortization	(91,843)	91,843	-
Net income (loss)	6,224,906	236,937	6,461,843

Consolidated Statement of Cash Flows for the three months ended November 30, 2012
Net income (loss)	6,224,906	236,937	6,461,843
Depletion, depreciation and amortization	91,843	(91,843)	-
Net cash used in operating activities	(932,628)	145,094	(787,534)
Expenditures on oil and gas properties	-	(145,094)	(145,094)
Net cash used in investing activities	(132,600)	(145,094)	(277,694)

Notes to the Consolidated Financial Statements at November 30, 2012, Note 2. Oil and Gas Properties
Oil and Gas Acquisition - Kotaneelee Gas Project
Reserves and resources	11,932,590	(11,932,590)	-
Leasehold Costs	643,074	(643,074)	-
Unproved Leasehold Costs	15,800,124	12,575,664	28,375,788

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

Oil and natural gas revenues and lease operating expenses related to unproved oil and gas properties that are being evaluated for economic viability are offset against the full cost pool until proved reserves are established, or determination is made that the unproved properties are impaired. During the three months ended November 30, 2013 and 2012, the Company capitalized $236,838 and $145,094, respectively, of lease operating expense, net of oil and gas revenue, into the full cost pool related to our unproven interests.

3.  ASSET RETIREMENT OBLIGATIONS

In connection with its acquisition of the Nahanni Assets and the Devon Assets, the Company acquired $9,436,526 and $7,057,716 in asset retirement obligations, respectively, relating with its portion of the abandonment, reclamation and environmental liabilities associated with the KGP.

On March 31, 2011, the Company initiated oil and gas operations by entry into a Farmout and Participation Agreement which provided for its acquisition of a net working interest ranging from 21.25% to 42.5%, in a 2,629 acre oil and gas lease, insofar as that lease covers from the surface to the base of the San Miguel formation (the “San Miguel Lease”). The San Miguel Lease, which is located in Zavala County, Texas, is unproven and has no current production. The Company incurred $80,000 in asset retirement obligations related to the future plugging and abandonment of a test well on the San Miguel Lease. At November 30, 2013, the Company’s interest in the San Miguel lease was impaired and expensed to the extent of its carrying value, which included the full amount of the associated asset retirement obligation. The entire asset retirement obligation relating to the San Miguel Lease has been classified as a current liability.

The Company has no assets that are legally restricted for purposes of settling asset retirement obligations. As part of the Company’s acquisition of the Devon Assets, it provided Devon a corporate guarantee (the “Guarantee”) in the amount of CAD$10,000,000 (USD$9,439,000) and delivered a letter of credit in the amount of CAD$4,380,000 (USD$4,134,000) to Devon (the “Devon LOC”). The Company also delivered a letter of credit in the amount of CAD$625,000 (USD$590,000) to the government of the Yukon Territory (the “Yukon LOC”). The amounts of the Devon LOC and Yukon LOC reduce the amount of the Guarantee on a dollar-for-dollar basis. The Company is primarily responsible for payment of all asset retirement obligations. The Guarantee, Devon LOC and Yukon LOC are only available to Devon in the event the Company defaults upon its asset retirement obligations relating to the Devon Assets.

The following table summarizes amounts comprising the Company’s asset retirement obligations as of November 30, 2013:

Asset Retirement Obligations
Balance, August 31, 2012	$7,137,716
Liabilities incurred (acquired)	9,436,526
Accretion expense	572,508
Liabilities (settled)	––
Changes in asset retirement obligations	––
Balance, August 31, 2013	17,146,750
Liabilities incurred (acquired)	––
Accretion expense	170,668
Liabilities (settled)	––
Changes in asset retirement obligations	––
Total Balance, November 30, 2013	$17,317,418
Total Balance, November 30, 2013 – Current	$80,000
Total Balance, November 30, 2013 – Long Term	$17,237,418

4.  CONVERTIBLE NOTES PAYABLE

On October 30, 2013 the Company sold convertible notes having an aggregate principal amount of $2,255,000 (the “Convertible Notes”), to 22 accredited investors, under the following general terms (the "Convertible Note Offering"):

A.	The maturity date of the Convertible Notes is eighteen months from the date of issuance (April 30, 2015).

B.	The principal amount of the Convertible Notes is convertible into shares of the Company’s common stock at a price of $1.00 per share.

C.	The Convertible Notes bear interest at 10% per annum payable, at the Company’s election, in cash or shares of its common stock at a rate of $1.25 per share.

D.
The interest rate payable on the Convertible Notes will escalate to 12.5% or 15.0% per annum for the entire period during which the Convertible Notes are outstanding, in the event the Company does not complete its migration to a senior stock exchange within 9 or 12 months, respectively, from date of issuance.

E.
The Company also issued stock purchase warrants in connection with the Convertible Note Offering providing for the purchase of up to 1,127,500 shares of its common stock (1 full share for each $2.00 invested in the Convertible Notes”) at an exercise price of $1.25 per share for a period of three years (the "Stock Purchase Warrants”).

The Company applied the Black-Scholes option pricing model to determine the fair market value of the stock purchase warrants issued in connection with the Convertible Note Offering. In applying the model, the Company used the following parameters: contractual lives of 3 years, historical stock price volatility of 77%, a risk-free rate of 4.5% and an annual dividend rate of 0%. As a result, the Company determined that the total fair market value of the stock purchase warrants was $533,803, and that amount was recognized as a discount against the principal of Convertible Notes. $15,306 of the Convertible Note discount was amortized to interest expense during the three months ended November 30, 2013. At November 30, 2013, the principal balance on the Convertible Notes, net of discount was $1,736,503, all of which is considered long term.

During the three months ended November 30, 2013, the Company also paid $176,822 in finder’s fees and recognized $34,704 in interest expense relating to the Convertible Notes.

5.  CAPITAL STOCK AND STOCK-BASED COMPENSATION

Sale of Convertible Notes

On October 30, 2013 the Company sold Convertible Notes having an aggregate principal amount of $2,255,000. The Company also issued stock purchase warrants in connection with the Convertible Note Offering providing for the purchase of up to 1,127,500 shares of its common stock (1 full share for each $2.00 invested in the Convertible Notes”) at an exercise price of $1.25 per share for a period of three years (see Note 4).

In aggregate, 3,382,500 shares of the Company’s common stock (comprised of 2,255,000 shares issuable on conversion of the principal of the Convertible Notes and 1,127,500 shares issuable on exercise of the Stock Purchase Warrants having a fair market value of $533,803), or such greater number of shares as may be issuable upon election of the interest repayment in common stock under the terms of the Convertible Notes, has been reserved for issuance upon conversion of the Convertible Notes or exercise of the Stock Purchase Warrants in accordance with their terms.

The Company paid $176,822 in finder’s fees in connection with the Convertible Note Offering.

Stock-Based Compensation

During the three months ended November 30, 2013 and 2012, the Company recognized $123,016 and $193,947, respectively, of non-cash expense related to stock-based compensation under its 2012 Non-Qualified Stock Option Plan (the “Option Plan”). As of November 30, 2013, $360,889 of total unrecognized compensation cost remains under the Option Plan. Of this amount, $314,091 and $46,798 are expected to be recognized during fiscal 2014, and fiscal 2015, respectively.

During the three months ended November 30, 2013 and 2012, fees totaling $52,500 and $32,500 were paid using 50,909 and 12,815 shares of the Company’s restricted common stock at weighted average prices of $1.031 and $2.536 per share, respectively.

6.   RELATED PARTY TRANSACTIONS

Effective January 20, 2011, a company controlled by the Company’s Chief Executive Officer, its Chief Financial Officer, and an unrelated consultant (the “Finders”) entered into an agreement with the Company providing for the payment of finder’s compensation ranging from 5% (on transaction values greater than $1,000,000) to 10% (on transactions valued up to $300,000) on transactions introduced to the Company by or through the Finders for a period of two years (the “Finder’s Fee Agreement”). Under the Finder’s Fee Agreement, compensation is divided between the Finders and the Finders may elect whether the finder’s compensation is payable in cash, or shares of the Company’s restricted common stock. If the Finders elect to receive payment in stock, the shares into which finder’s compensation will be converted will be calculated using the average closing price of the Company’s common stock for the ten trading days preceding the closing date of the transaction to which the compensation relates. The Finder’s Fee Agreement specifically recognizes that the KGP has been presented to the Company by the Finders. During the three months ended November 30, 2012, finder’s compensation of $755,399 was accrued under the Finder’s Fee Agreement in connection with the Company’s acquisition of the Nahanni Assets. No such fees were incurred during three months ended November 30, 2013.

Effective September 1, 2013, The Company executed an administrative services agreement with its largest shareholder, Holloman Corporation. Under this agreement, fees of $5,000 per month are payable to Holloman Corporation covering; office and meeting space, supplies, utilities, office equipment, network access and other administrative facilities costs. These fees are payable quarterly in shares of the Company’s restricted common stock at the closing price of the stock on the last trading-day of the applicable monthly billing period. This administrative services agreement can be terminated by either party with 30-day notice. Proceeds from this administrative service agreement have been assigned to a wholly owned subsidiary of Holloman Corporation.

The Company’s Chief Executive Officer and President purchased $50,000 in Convertible Notes (25,000 Stock Purchase Warrants) and $150,000 in Convertible Notes (75,000 Stock Purchase Warrants), respectively, in the Convertible Note Offering (See Note 4).

Of the fees paid in stock during the three month period ended November 30, 2013 (see Note 5), fees totaling $30,000 and $15,000 were paid using 29,091 and 14,545 shares of the Company’s restricted common stock, to the Company’s Chief Executive Officer (Keith Macdonald) and a subsidiary of its largest shareholder (Holloman Value Holdings LLC) under the terms of two service agreements.

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

Our acquisition of an initial working interest of 22.989% (including a 69.337% working interest in one shut in gas well) in the KGP was completed on July 18, 2012, with an effective date of July 1, 2012. Since that date, we have been responsible for the operations of the KGP. Prior to this initial working interest acquisition in the KGP, we had generated no revenues and had no proven reserves. Following our acquisition of the KGP we have generated limited revenue which reduced the unamortized cost pool related to our unproven interests while economic viability is being evaluated.

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

Our proven oil and gas properties have been reclassified as unproven. See a detailed discussion in Note 1 above.

Future Development and Exploration

Our long term exploration plan for the KGP involves the exploitation of both conventional and unconventional (shale) gas resources. Phase one of that plan includes the rework or recompletion of up to three wells, and the drilling, completion and equipping of two new wells. These efforts will focus on previously identified or tested conventional gas zones. During Phase one, we intend to target lower cost development and exploration targets with the potential to create positive cash flows and long term sustainability for the KGP. During this period we also plan to carry out feasibility studies to investigate the potential of developing a modular LNG scheme to supply LNG to the Yukon and other areas of northwestern Canada. Early estimates indicate the cost of phase one may range from $20,000,000 to $25,000,000 on a gross basis. We expect that approximately $10,000,000 to 15,000,000 in costs associated with phase one exploration to be incurred during the twelve month period ending January 15, 2015.

Phases two and three of our exploration plan anticipate further development of conventional reservoirs and testing and development of shale reserves.

Financial Condition and Results of Operations

KGP

Oil and natural gas revenues and lease operating expenses related to unproved oil and gas properties that are being evaluated for commercial viability are offset against the unamortized cost pool until proved reserves are established, or determination is made that the unproved properties are impaired. During the three months ended November 30, 2013 and 2012, we capitalized $236,838 and $145,094, respectively, of lease operating expense, net of oil and gas revenue, into the full cost pool related to our unproven interests.

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

Our operating loss for the three months ended November 30, 2013, decreased by approximately $1,045,000 or 49% (from $2,140,254 to $1,094,895) when compared to the three month period ended November 30, 2012. These decreased losses resulted from lower costs incurred in almost every category, including:

1.
A current period decrease of approximately $60,000 or 22% (from $273,836 to $213,892) in management and directors fees relating, in largest part to our discontinuation of directors’ fees effective September 1, 2013;

2.
A current period decrease of approximately $579,000 or 83% (from $694,703 to $115,979) in stock based compensation consisting primarily of $259,000 (100,583 shares) payable to our Chief Executive Officer, and $259,000 (100,553 shares) payable to our Chief Financial Officer, during the three month period ended November 30, 2012 in connection with our acquisition of the KGP. No such fees were incurred during the current period;

3.
A current period decrease of approximately $508,000 or 76% (from $665,389 to $157,798) in consulting fees consisting, in largest part of; $230,100 payable for investor relations services (payable to a consultant in 90,000 shares of our restricted common stock), and $259,000 in finder’s fees incurred in connection with the acquisition of the KGP (payable to a consultant in 100,553 shares of our restricted common stock), during the three month period ended November 30, 2012. No such fees were incurred during the current period;

4.
A current period decrease of approximately $136,000 or 51% (from $269,145 to $133,153), in professional fees  incurred during the three month period ended November 30, 2013 which resulted from lower current period regulatory compliance and legal fees associated with asset acquisitions.

5.
A current period decrease of approximately $51,000 or 36% (from $143,013 to $91,879), in office, travel and general expense,  relating primarily to lower current period travel costs and insurance expense incurred in connection with our acquisition, operation and financing of the KGP.

We did, however, incur a current period increases in certain categories of expense including:

1.
A current period increase of approximately $176,822 in financing costs consisting almost entirely of finders’ fees, and $34,704 in interest expense were paid in connection with our Convertible Note financing completed on October 30, 2013. Finders’ fees incurred in fundraising during the three month period ended November 30, 2012 related to private placements of our common stock and were recognized as reductions in paid in capital;

2.
A current period increase of approximately $77,000 or 81% (from $94,168 to $170,668) in accretion of asset retirement obligations resulting from a full, rather that partial, period’s accretion during the three months ended November 30, 2013.

 We have initiated cost savings measures, including the termination of directors fees effective September 1, 2013, and intend to decrease our administrative costs further during the upcoming fiscal quarter.

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

We plan to generate profits by drilling productive gas wells or improving the production of existing wells. We will, however, need to raise the funds we require through the sale of our securities, from loans from third parties or by joint venturing operations with industry partners which will pay a portion of the costs required to explore for gas in the area covered by our leases. Any wells which we may drill may not produce gas in commercial quantities. We plan to report losses from our operations until such time, if ever, that we begin to generate significant revenue from gas sales.

To secure our indemnity of the asset retirement obligations associated with the Devon Assets, we provided Devon a corporate guarantee (the “Guarantee”) in the amount of CAD$10,000,000 (USD$9,439,000) and delivered a letter of credit in the amount of CAD$4,380,000 (USD$4,134,000) to Devon (the “Devon LOC”). We also delivered a letter of credit in the amount of CAD$625,000 (USD$590,000) to the government of the Yukon Territory (the “Yukon LOC”). The amounts of the Devon LOC and Yukon LOC reduce the amount of the Guarantee on a dollar-for-dollar basis. We intend to actively develop and explore the KGP lands which will defer potential abandonment and reclamation liabilities into the longer term.

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

We anticipate that our acquisition of the KGP will generate significant capital requirements.  During the twelve month period ending January 15, 2015, early estimates indicate that investment in the KGP, including operating costs, the acquisition of additional working interests, and phase one exploration costs may range from $10,000,000 to $15,000,000. We are attempting to raise the capital needed to implement our business plan.

Effective September 1, 2013, we executed an administrative services agreement with our largest shareholder, Holloman Corporation. Under this agreement, fees of $5,000 per month are payable to Holloman Corporation covering; office and meeting space, supplies, utilities, office equipment, network access and other administrative facilities costs. These fees are payable quarterly in shares of our restricted common stock at the closing price of the stock on the last trading-day of the applicable monthly billing period. This administrative services agreement can be terminated by either party with 30-day notice. Proceeds from this administrative service agreement have been assigned to a wholly owned subsidiary of Holloman Corporation.

Effective January 20, 2011, a company controlled by our Chief Executive Officer, our Chief Financial Officer, and an unrelated consultant (the “Finders”) entered into an agreement with us providing for the payment of finder’s compensation ranging from 5% (on transaction values greater than $1,000,000) to 10% (on transactions valued up to $300,000) on transactions introduced to us by or through the Finders for a period of two years (the “Finder’s Fee Agreement”). Under the Finder’s Fee Agreement, compensation is divided between the Finders and the Finders may elect whether the finder’s compensation is payable in cash, or shares of our restricted common stock. If the Finders elect to receive payment in stock, the shares into which finder’s compensation will be converted will be calculated using the average closing price of our common stock for the ten trading days preceding the closing date of the transaction to which the compensation relates. The Finder’s Fee Agreement specifically recognizes that the KGP has been presented to us by the Finders. As of November 30, 2013, finder’s compensation of $1,599,682 has been accrued under the Finder’s Fee Agreement in connection with our acquisition of the Devon Assets and the Nahanni Assets.

Other than the obligations associated with the acquisition and exploration of our oil and gas leases disclosed elsewhere in this report, our material future contractual obligations as of November 30, 2013 consist of convertible notes having an aggregate principal amount of $2,255,000 (the “Convertible Notes”), sold on October 30, 2013 to 22 accredited investors under the following general terms (the "Convertible Note Offering"):

a)	The maturity date of the Convertible Notes is eighteen months from the date of issuance (April 30, 2015).

b)	The principal amount of the Convertible Notes is convertible into shares of our common stock at a price of $1.00 per share.

c)	The Convertible Notes bear interest at 10% per annum payable, at our election, in cash or shares of our common stock at a rate of $1.25 per share.

d)
The interest rate payable on the Convertible Notes will escalate to 12.5% or to 15.0% per annum for the entire period during which the Convertible Notes are outstanding, in the event we do not complete our migration to a senior stock exchange within 9 or 12 months, respectively, from date of issuance.

e)
We also issued stock purchase warrants in connection with the Convertible Note Offering providing for the purchase of up to 1,127,500 shares of our common stock (1 full share for each $2.00 invested in the Convertible Notes”) at an exercise price of $1.25 per share for a period of three years (the "Stock Purchase Warrants”).

We anticipate that we will complete a duo listing of our common stock on a senior stock exchange within the period allotted by the Convertible Notes and that no escalation of the interest rate payable on the Convertible Notes will be incurred.

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

We believe our plan of operations, exclusive of costs associated with the KGP or other acquired assets, will require from $1,500,000 to $2,000,000 in financing over the twelve-month period ending January 15, 2015 to cover general, administrative, and other costs.

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

As of January 14, 2014 we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, results of operations, liquidity or capital resources.

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

Depletion, depreciation and amortization (DD&A) of proved oil and gas properties is calculated quarterly, using the Units of Production Method (UOP). The UOP calculation, in simplest terms, matches the percentage of estimated proved reserves produced each quarter with the costs of those reserves. The result is to recognize expense at the same pace that the reservoirs are actually depleting. The amortization base in the UOP calculation includes the sum of proved property costs net of accumulated DD&A, estimated future development costs (future costs to access and develop reserves) and asset retirement costs which are not already included in oil and gas properties, less related salvage value.

The capitalized costs included in the full cost pool are subject to a "ceiling test" (based on the average of the first-day-of-the-month prices during the twelve-month period prior to November 30, 2013 pursuant to the SEC’s “Modernization of Oil and Gas Reporting” rule), which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized. If net capitalized costs exceed this limit, the excess is charged to expense in the current period. At November 30, 2013, all of our oil and gas interests were unproven.

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

We consider all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents.  Cash and cash equivalents totaled $1,706,874 and $476,522 at November 30, 2013 and August 31, 2013, respectively. We are exposed to a concentration of credit risk with respect to our cash deposits. We place cash deposits with highly rated financial institutions in the United States and Canada. At times, cash balances held in financial institutions may be in excess of insured limits. We believe the financial institutions are financially strong and the risk of loss is minimal. We have not experienced any losses with respect to the related risks and do not believe our exposure to such risks is more than normal.

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

Oil and natural gas revenues and lease operating expenses related to unproved oil and gas properties that are being evaluated for commercial viability are offset against the unamortized cost pool until proved reserves are established, or determination is made that the unproved properties are impaired. During the three month period ended November 30, 2013 the unamortized cost pool was increased by $236,838, as a result of lease operating expenses incurred and capitalized.  During the three month period ended November 30, 2012 the unamortized cost pool was increased by $145,094 as a result of lease operating expense, net of oil and gas revenue, from unproven properties.

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

Foreign Currency Gains and Losses

Our functional and reporting currency is the United States dollar. The functional currency of our Canadian subsidiaries is the Canadian dollar. Financial statements of our Canadian subsidiaries are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Transaction gains and losses are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. As of November 30, 2013, we have not entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Earnings per share

We present both basic and diluted earnings (loss) per share (EPS) on the face of the consolidated statements of operations. Basic EPS is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, and stock options and warrants using the treasury stock method. Diluted EPS excludes all dilutive potential shares unless their effect is anti-dilutive. Our Diluted EPS amounts did not differ from Basic EPS during the three month period ended November 30, 2013, as we generated a net loss during that periods. Our Diluted EPS amounts differ from Basic EPS for the three months ended November 30, 2012 as we have adjusted the weighted average number of shares outstanding by 1,614,767 shares of one of our subsidiaries  issued in connection with our acquisition of the Nahanni Assets, which are exchangeable for 1,614,767 shares of the our restricted common stock.

See Note 1 above for a discussion of recent accounting pronouncements.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of November 30, 2013, our disclosure controls and procedures were effective.

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

During the three months ended November 30, 2013, we accrued fees payable in stock totaling $52,500 under the terms of three agreements. Under one of these agreements, consulting fees in the amount of $30,000 were earned by an entity controlled by our Chief Executive Officer. Under another one of these agreements administrative fees in the amount of $15,000 were earned by our largest shareholder. Effective November 30, 2013, we issued 50,909 shares of our restricted common stock, at a weighted average price of $1.031 per share, in satisfaction of these obligations.

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

ITEM 6.	EXHIBITS

(b)	Exhibits

3.1.1	Articles of Incorporation(1)
3.1.2	Amendment to Articles of Incorporation(2)
3.2	Bylaws(3)
4.0	Form of Convertible Note – October 30, 2013
10.1	Agreement of Purchase and Sale between Devon Canada and EFL Overseas, Inc.(4)
10.2	Share Purchase Agreement between Nahanni Energy et.al and EFL Overseas, Inc. (4)
10.3	Kotaneelee Closing Agreement between Devon Canada and EFL Overseas, Inc. (4)
14.1	Code of Ethics for Principal Executive and Senior Financial Officers(4))
21.1
As of November 30, 2013, we had four consolidated subsidiaries;
  EFLO Energy Yukon Ltd., a Canadian Corporation (100% owned)
  1693730 Alberta Ltd, a Canadian Corporation (voting stock 100% owned)
  1693731 Alberta Ltd, a Canadian Corporation (100% owned)
  1700665 Alberta Ltd, a Canadian Corporation (100% owned by 1693730 Alberta Ltd)

31.1	Rule 13a-14(a) Certifications
31.2	Rule 13a-14(a) Certifications
32	Section 1350 Certifications
99.1	EFL Overseas Inc. – Audit Committee Charter(4)
101.INS	- XBRL Instance Document

101.SCH	- XBRL Taxonomy Extension Schema Document

101.CAL	- XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	- XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	- XBRL Taxonomy Extension Label Linkbase Document

101.PRE	- XBRL Taxonomy Extension Presentation Linkbase Document
__________________________
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 dated November 12, 2008.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s 8-K report dated April 28, 2010.
(3)	Incorporated by reference to Exhibit 3.2 to the Company’s 8-K report dated April 28, 2010.
(4)	Incorporated by reference to the Company’s 10-K report for the year ended August 31, 2012, filed November 29, 2012.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EFLO ENERGY, INC.

Dated: January 14, 2014	BY:	/s/ Keith Macdonald
Keith Macdonald,
Principal Executive Officer

	BY:	/s/ Robert Wesolek
Robert Wesolek,
Principal Financial and Accounting Officer