Form 10-Q
period 2014-02-28
EFLO ENERGY, INC.
filed 2014-04-14
CIK 1448806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2014

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

As of April 14, 2014, the registrant had 19,587,540 outstanding shares of common stock.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

EFLO ENERGY, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	February 28,	August 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$927,965	$476,522
Accounts receivable, Joint interest owners and other	1,272,631	912,458
Prepaids	65,123	41,565
Other	34,742	19,429
Total current assets	2,300,461	1,449,974

OIL AND GAS PROPERTIES, full cost method, unproven	49,522,295	48,897,972

OTHER ASSETS - Goodwill	1,194,365	1,194,365
Total assets	$53,017,121	$51,542,311

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,665,338	$3,117,627
Asset retirement obligation - current	80,000	80,000
Total current liabilities	3,745,338	3,197,627

NONCURRENT LIABILITIES
Asset retirement obligations	17,409,792	17,066,750
Convertible notes, net of $474,014 of unamortized discount at February 28, 2014	1,780,986	-
Deferred income taxes	2,779,849	2,779,849
Total liabilities	25,715,965	23,044,226

STOCKHOLDERS' EQUITY
Capital Stock
Authorized:
10,000,000 preferred shares, par value $0.001 per share
150,000,000 common shares, par value $0.001 per share
Issued and outstanding:
19,587,540 and 19,487,739 common shares at February 28, 2014 and
August 31, 2013, respectively	19,588	19,488
Additional paid-in capital	30,028,391	29,153,194
Accumulated other comprehensive loss	(76,572)	(43,488)
Accumulated deficit during the exploration stage	(2,670,251)	(631,109)
Total stockholders' equity	27,301,156	28,498,085

Total liabilities and stockholders' equity	$53,017,121	$51,542,311

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(An Exploration  Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative results
	Three Months Ended		Six Months Ended		from July 22, 2008 to
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013	February 28, 2014
EXPENSES
Management and director's fees	218,676	288,853	432,568	562,689	2,822,362
Stock-based compensation expense	106,440	355,723	222,419	1,050,426	2,294,080
Consulting fees	86,737	150,586	244,535	815,975	2,202,955
Professional fees	112,752	139,854	245,905	408,999	1,255,815
Financing fees	-	-	176,400	-	176,400
Office, travel and general	145,474	118,632	237,353	261,645	1,007,100
Accretion of asset retirement obligations	172,374	165,648	343,042	259,816	915,550
Oil and gas property impairment	-	-	-	-	879,994
Total Expenses	842,453	1,219,296	1,902,222	3,359,550	11,554,256

OPERATING LOSS	(842,453)	(1,219,296)	(1,902,222)	(3,359,550)	(11,554,256)

OTHER INCOME (EXPENSE)
Interest Expense	(101,794)	-	(136,920)	-	(136,920)
Gain on acquisition of assets	-	-	-	11,766,887	11,766,787
Gain on forgiveness of accounts payable	-	-	-	-	33,987
NET INCOME (LOSS) before taxes	(944,247)	(1,219,296)	(2,039,142)	8,407,337	109,598
Provision for income tax	-	-	-	(3,164,790)	(2,779,849)
NET INCOME (LOSS)	$(944,247)	$(1,219,296)	$(2,039,142)	$5,242,547	$(2,670,251)
Foreign currency translation	(39,185)	(42,086)	(33,084)	(32,814)	(76,572)
COMPREHENSIVE INCOME (LOSS)	$(983,432)	$(1,261,382)	$(2,072,226)	$5,209,733	$(2,746,823)

EARNINGS (LOSS) PER SHARE
Basic	$(0.05)	$(0.06)	$(0.10)	$0.28
Diluted	$(0.05)	$(0.06)	$(0.10)	$0.26

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,539,191	19,192,249	19,513,604	18,674,988
Diluted	19,539,191	19,192,249	19,513,604	19,887,518

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EFLO ENERGY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative results
	Six Months Ended		from July 22, 2008 to
	February 28, 2014	February 28, 2013	February 28, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,039,142)	$5,242,547	$(2,670,251)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation and fee payments	236,494	1,616,038	4,506,406
Amortization of convertible note discount	59,790	-	59,790
Unrealized foreign exchange losses	(33,084)	(32,814)	(76,572)
Gain on forgiveness of accounts payable	-	-	(33,987)
Gain on acquisition of Nahanni assets	-	(11,766,887)	(11,766,787)
Accretion of asset retirement obligations	343,042	259,816	915,550
Oil and gas property impairment	-	-	879,994
Deferred income tax provision	-	3,164,790	2,779,849
Changes in working capital items -
Accounts receivable	(360,173)	(556,440)	(1,272,631)
Prepaids and other	(38,871)	76,601	(99,865)
Accounts payable and accrued liabilities	550,710	434,007	1,169,020
Net cash used in operating activities	(1,281,234)	(1,562,342)	(5,609,484)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures on oil and gas properties, net	(522,323)	(380,616)	(2,179,505)
Acquisition of oil and gas interests	-	(132,600)	(421,895)
Net cash used in investing activities	(522,323)	(513,216)	(2,601,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock sold for cash, net of fees	-	2,177,812	6,779,612
Common stock redeemed for cash	-	-	(100)
Proceeds from notes payable	2,255,000	-	2,809,500
Repayments of notes payable	-	-	(484,500)
Loans from related parties	-	-	34,337
Net cash provided by financing activities	2,255,000	2,177,812	9,138,849

INCREASE IN CASH	451,443	102,254	927,965

CASH, BEGINNING OF PERIOD	476,522	2,206,347	-

CASH, END OF PERIOD	$927,965	$2,308,601	$927,965

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Forgiveness of debt	$-	$-	$9,337
NON-CASH INVESTING ACTIVITIES:
Accrued expenditures on oil and gas properties	$102,000	$-	$448,406
Asset retirement obligation incurred	$-	$-	$80,000
Asset retirement obligation acquired in Devon Acquisition	$-	$-	$7,057,716
Asset retirement obligation acquired in Nahanni acquisition	$-	$9,436,526	$9,436,526
NON-CASH FINANCING ACTIVITIES
Common stock issued as repayment of note payable	$-	$-	$95,000
Common stock issued for services	$105,000	$70,000	$2,038,831
Common stock issued for Devon assets	$-	$-	$15,950,000
Exchangeable shares granted for Nahanni assets	$-	$4,190,643	$4,190,643

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EFLO ENERGY, INC.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  BASIS OF PRESENTATION

Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of EFLO Energy, Inc. (the “Company”), have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended August 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation have been made. Operating results for the three and six month period ended February 28, 2014 are not necessarily indicative of the results that may be expected for the year ending August 31, 2014.

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

Oil and natural gas revenues and lease operating expenses related to unproved oil and gas properties that are being evaluated for economic viability are offset against the full cost pool until proved reserves are established, or determination is made that the unproved properties are impaired. During the three and six month periods ended February 28, 2014, the Company capitalized $311,657 and $548,495, respectively of lease operating expense, net of oil and gas revenue, into the full cost pool related to its unproven interests.

3.  ASSET RETIREMENT OBLIGATIONS

In connection with its acquisition of the Nahanni Assets and the Devon Assets, the Company acquired $9,436,526 and $7,057,716 in asset retirement obligations, respectively, relating with its portion of the abandonment, reclamation and environmental liabilities associated with the KGP.

On March 31, 2011, the Company initiated oil and gas operations by entry into a Farmout and Participation Agreement which provided for its acquisition of a net working interest ranging from 21.25% to 42.5%, in a 2,629 acre oil and gas lease, insofar as that lease covers from the surface to the base of the San Miguel formation (the “San Miguel Lease”). The San Miguel Lease, which is located in Zavala County, Texas, is unproven and has no current production. The Company recorded $80,000 in asset retirement obligations related to the future plugging and abandonment of a test well on the San Miguel Lease. At February 28, 2014, the Company’s interest in the San Miguel lease was impaired and expensed to the extent of its carrying value, which included the full amount of the associated asset retirement obligation. The entire asset retirement obligation relating to the San Miguel Lease has been classified as a current liability.

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

The following table summarizes amounts comprising the Company’s asset retirement obligations as of February 28, 2014:

Asset Retirement Obligations
Balance, August 31, 2012	$7,137,716
Liabilities incurred (acquired)	9,436,526
Accretion expense	572,508
Liabilities (settled)	––
Changes in asset retirement obligations	––
Balance, August 31, 2013	17,146,750
Liabilities incurred (acquired)	––
Accretion expense	343,042
Liabilities (settled)	––
Changes in asset retirement obligations	––
Total Balance, February 28, 2014	$17,489,792
Total Balance, February 28, 2014 – Current	$80,000
Total Balance, February 28, 2014 – Long Term	$17,409,792

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

D.
The interest rate payable on the Convertible Notes will escalation to 12.5% or 15.0% per annum for the entire period during which the Convertible Notes are outstanding, in the event the Company does not complete its migration to a senior stock exchange within 9 or 12 months, respectively, from date of issuance.

E.
The Company also issued stock purchase warrants in connection with the Convertible Note Offering providing for the purchase of up to 1,127,500 shares of its common stock (1 full share for each $2.00 invested in the Convertible Notes”) at an exercise price of $1.25 per share for a period of three years (the "Stock Purchase Warrants”).

The Company applied the Black-Scholes option pricing model to determine the fair market value of the stock purchase warrants issued in connection with the Convertible Note Offering. In applying the model, the Company used the following parameters: contractual lives of 3 years, historical stock price volatility of 73%, a risk-free rate of 4.5% and an annual dividend rate of 0%. As a result, the Company determined that the total fair market value of the stock purchase warrants was $533,803, and that amount was recognized as a discount against the principal of Convertible Notes. During the three and six month periods ended February 28, 2014, $15,306 and $59,790, respectively, of the Convertible Note discount was amortized to interest expense. At February 28, 2014, the principal balance on the Convertible Notes, net of discount was $1,780,986, all of which is considered long term.

During the six months ended February 28, 2014, the Company also paid $176,400 in finder’s fees and recognized $75,773 in interest expense relating to the Convertible Notes. During the three months ended February 28, 2014, the Company recognized $56,374 in interest expense relating to the Convertible Notes.

5.  CAPITAL STOCK AND STOCK-BASED COMPENSATION

Sales of Common Stock

During the three and six months ended February 28, 2014 fees  totaling $52,500 and $105,000, were paid using  48,892 and 99,801 shares of the Company’s restricted common stock, at a weighted average prices of $1.074 and $1.052 per share, respectively.

During the three and six months ended February 28, 2013, fees totaling $37,500 and $70,000 were paid using 33,411 and 20,596 shares of the Company’s restricted common stock at a weighted average price of $2.10 and $1.82 per share, respectively.

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

The Company paid $176,400 in finder’s fees in connection with the Convertible Note Offering.

Stock-Based Compensation

During the three and six months ended February 28, 2014, the Company recognized $113,477 and $236,494, respectively, of non-cash expense related to stock-based compensation under its 2012 Non-Qualified Stock Option Plan (the “Option Plan”). As of February 28, 2014, $247,412 of total unrecognized compensation cost remains under the Option Plan. Of this amount, $200,614 and $46,798 are expected to be recognized during fiscal 2014, and fiscal 2015, respectively.

During the three and six months ended February 28, 2013, the Company recognized $193,947 and $468,632 respectively, of non-cash expense related to stock-based compensation under the Option Plan. On January 15, 2013, the Company also authorized the issuance of 50,000 bonus shares of its common stock to its new Chief Operating Officer pursuant to the 2012 Stock Bonus Plan. The fair market value of these bonus shares was $97,000 or $1.94 per share at that date. Stock-based compensation recognized during the six months ended February 28, 2013 also includes $516,919 earned by a company controlled by the Company’s Chief Executive Officer, and its Chief Financial Officer, under the terms of the Finders Fees Agreement (see Note 6).

6.   RELATED PARTY TRANSACTIONS

Effective January 20, 2011, a company controlled by the Company’s Chief Executive Officer, its Chief Financial Officer, and an unrelated consultant (the “Finders”) entered into an agreement with the Company providing for the payment of finder’s compensation ranging from 5% (on transaction values greater than $1,000,000) to 10% (on transactions valued up to $300,000) on transactions introduced to the Company by or through the Finders for a period of two years (the “Finder’s Fee Agreement”). Under the Finder’s Fee Agreement, compensation is divided between the Finders and the Finders may elect whether the finder’s compensation is payable in cash, or shares of the Company’s restricted common stock. If the Finders elect to receive payment in stock, the shares into which finder’s compensation will be converted will be calculated using the average closing price of the Company’s common stock for the ten trading days preceding the closing date of the transaction to which the compensation relates. The Finder’s Fee Agreement specifically recognizes that the KGP has been presented to the Company by the Finders. During the six months ended February 28, 2013, finder’s compensation of $755,399 was accrued under the Finder’s Fee Agreement in connection with the Company’s acquisition of the Nahanni Assets. No such fees were incurred during six months ended February 28, 2014.

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

Of the fees paid in stock during the three and six month periods ended February 28, 2014 (see Note 5) consulting fees in the amount of $30,000 and $60,000, respectively, were earned by an entity controlled by the Company’s Chief Executive Officer, and fees in the amounts of $15,000 and $30,000, respectively, were paid to a subsidiary of the Company’s largest shareholder under the terms an administrative services agreement.

Of the fees paid in stock during the three and  six month periods ended February 28, 2013, consulting fees in the amounts of $30,000 and $60,000, respectively, were earned by an entity controlled by the Company’s Chief Executive Officer.

The Company’s Chief Executive Officer and President purchased $50,000 in Convertible Notes (25,000 Stock Purchase Warrants) and $150,000 in Convertible Notes (75,000 Stock Purchase Warrants), respectively, in the Convertible Note Offering (See Note 4).

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

EFLO Energy, Inc. (formerly, EFL Overseas, Inc.) is an exploration stage company incorporated in the State of Nevada on July 22, 2008. We are engaged in the acquisition, exploration and development of oil and gas properties in the United States and Canada.

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

Our acquisition of an initial working interest of 22.989% (including a 69.337% working interest in one shut in gas well) in the KGP was completed on July 18, 2012, with an effective date of July 1, 2012. Since that date, we have been responsible for the operations of the KGP. Prior to this initial working interest acquisition in the KGP, we had generated no revenues and had no proven reserves. Following our acquisition of the KGP we have generated limited revenue which reduced the unamortized cost pool related to our unproven interests while their economic viability is being evaluated.

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

We record assets acquired and liabilities assumed at their estimated acquisition date fair values, while transaction and integration costs associated with the acquisitions are expensed as incurred.  We use relevant market assumptions to determine fair value and allocate purchase price, such as  market multiples for similar transactions and replacement value for certain equipment.  Many of the assumptions are unobservable. Our preliminary assessment of the fair value of the Nahanni Assets and the Devon Assets resulted in a valuation of $25,526,554 and $22,103,530, respectively. As a result of our purchase price allocation, a gain on bargain purchase of $11,766,787 was recognized on the Nahanni Assets. The gain on bargain purchase was primarily attributable to the strategic nature of the divestiture by the motivated seller, coupled with a confluence of certain favorable economic trends in the industry and the geographic region in which the Nahanni Assets are located. The excess of the consideration paid over the estimated fair value of the Devon Assets was $1,194,365. This amount has been recognized as goodwill.

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

Future Development and Exploration

Our long term exploration plan for the KGP involves the exploitation of both conventional and unconventional (shale) gas resources. Phase one of that plan includes the rework or recompletion of up to three wells, and the drilling, completion and equipping of up to two new wells. These efforts will focus on previously identified or tested conventional gas zones. During phase one, we intend to explore lower cost development and exploration targets with the potential to create positive cash flows and long term sustainability for the KGP. During this period we also plan to carry out feasibility studies to investigate the potential of developing a modular LNG scheme to supply LNG to the Yukon and other areas of northwestern Canada. Early estimates indicate the cost of phase one may range from $20,000,000 to $25,000,000 on a net basis. We expect that approximately $10,000,000 to 15,000,000 in costs associated with phase one exploration to be incurred during the twelve month period ending April 15, 2015.

Phases two and three of our exploration plan anticipate further development of conventional reservoirs and testing and development of shale resources.

Financial Condition and Results of Operations

KGP

Oil and natural gas revenues and lease operating expenses related to unproved oil and gas properties that are being evaluated for commercial viability are offset against the unamortized cost pool until proved reserves are established, or determination is made that the unproved properties are impaired. During the three and six month periods ended February 28, 2014, we offset $311,657 and $548,495, respectively of lease operating expense, net of oil and gas revenue, into the full cost pool related to our unproven interests. During the three and six month periods ended February 28, 2013, we offset $235,522 and $380,616, respectively, of oil and gas revenue, net of lease operating expense, into the full cost pool related to our  unproven interests.

The San Miguel Lease

Under the Eagleford Agreement, to earn our initial 21.25% working interest (net revenue interest 15.94%), we were obligated to drill and complete a vertical Test Well in the San Miguel shale formation. We were also obligated to perform an injection operation on the Test Well. If the Test Well was prospective for production in commercial quantities, we were required to equip the Test Well and place it on production. If we determined that the Test Well is not prospective for production in commercial quantities, we were responsible for the abandonment of the Test Well.

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

Other

The excess of the estimated fair value of the Nahanni Assets over the consideration paid was $11,766,787. This amount has been recognized as a gain on the acquisition of assets during the six months ended February 28, 2013. The tax impact of $3,164,790 relating to this gain has been recorded as a deferred tax obligation during the same period. The excess of the consideration paid over the estimated fair value of the Devon Assets was $1,194,365. This amount has been recognized as goodwill during fiscal 2012.

Our operating loss for the three and six  month periods ended February 28, 2014, decreased by approximately $275,000 or 23% (from $1,219,296 to $901,821) and $1,457,000 or 42% (from $3,359,550 to $1,902,222), respectively, when compared to the three and six month periods ended February 28, 2013. These decreased losses resulted from materially lower costs incurred in a number of categories, including:

1.
Decreases of approximately $70,000 or 24% (from $288,853 to $218,676) and $130,000 or 23% (from $562,689 to $432,568)  in management and directors fees relating, in largest part, to our discontinuation of directors’ fees effective September 1, 2013, partially offset by an increase in fees payable to our Chief Operating Officer;

2.
Decreases of approximately $249,000 or 70% (from $355,723 to $106,440) and $828,000 or 79% (from $1,050,426 to $222,419), respectively, in stock based compensation. For the comparative three month periods, the decrease consisted primarily of: a $145,000 decrease in expense relating to our 2012 Stock Option Plan and a $97,000 decrease in expense relating to our 2012 Stock Bonus Plan. For the comparative six month periods, the decrease consisted primarily of: a $213,000 decrease in expense relating to our 2012 Stock Option Plan, a $97,000 decrease in expense relating to our 2012 Stock Bonus Plan, and a decrease of $259,000 (100,583 shares) payable to our Chief Executive Officer, and $259,000 (100,553 shares) payable to our Chief Financial Officer, during fiscal 2013 in connection with our acquisition of the KGP.

3.
Decreases of approximately $64,000 or 42% (from $150,586 to $86,737) and $571,000 or 70% (from $815,975 to $244,535), respectively, in consulting fees. For the comparative three month periods, the decrease related primarily to a reduction in fees expensed in connection with our acquisition of the KGP. For the comparative six month periods, the decrease consisted primarily of: a $230,100 decrease in payables in connection with investor relations services (payable to a consultant in 90,000 shares of our restricted common stock), and a $259,000 decrease in finder’s fees incurred in connection with the acquisition of the KGP during fiscal 2013 (payable to a consultant in 100,553 shares of our restricted common stock).

4.
A decrease of approximately $163,000 or 40% (from $408,999 to $245,905), in professional fees  incurred during the six month period ended February 28, 2014 which resulted from lower current period regulatory compliance and legal fees associated with asset acquisitions.

We did, however, incur current period increases in certain categories of expense including:

1.
An increase of $176,400 during the six months ended February 28, 2014 in financing costs consisting entirely of finders’ fees incurred in connection with our Convertible Note financing completed on October 30, 2013. Finders’ fees incurred in fundraising during the six month period ended February 28, 2013 related to private placements of our common stock and were recognized as reductions in paid in capital;

2.
Increases in interest expense of $101,794 and $136,920, respectively, for the three and six month periods ended February 28, 2014 incurred almost entirely in connection with our Convertible Note financing completed on October 30, 2013.

3.
An increase of approximately $83,000 or 32% (from $259,816 to $343,042) in accretion of asset retirement obligations generated during the six months ended February 28, 2014 resulting from a full, rather that partial, period’s accretion during that period.

During the period from September 2012 through February 2014 fuel gas has been used from the Spectra pipeline system in order to maintain operations at the Kotaneelee site.  This fuel gas was to be delivered back into the Spectra pipeline once production was re-established.  In March 2014, we agreed to purchase the required monthly fuel gas from Spectra (approximately 10,075 GJs) at current spot price for cash each month until production commences from the Kotaneelee field. After production in the field comes back on line, the historical volume of gas used for fuel from September 2012 through February 2014 will be returned to Spectra in kind (approximately 174,000 GJs at an estimated net cost to us of approximately $575,000).

We have initiated cost savings measures, including the termination of directors fees effective September 1, 2013, and intend to decrease our administrative costs further during the upcoming fiscal quarter.

Liquidity and Capital Resources

The oil and gas industry is cyclical in nature and tends to reflect general economic conditions. The pattern of historic fluctuations in gas prices has resulted in additional uncertainty in capital markets. Our access to capital, as well as that of our partners and contractors, has been limited due to lower gas prices and tightened credit markets. These limitations may inhibit the size, and timing of exploration ventures.

We plan to generate profits by drilling productive gas wells or improving the production of existing wells. We will, however, need to raise the funds we require through the sale of our securities, from loans from third parties or by joint venturing operations with industry partners which will pay a portion of the costs required to explore for gas in the area covered by our leases. Any wells which we may drill may not produce gas in commercial quantities. We will report losses from our operations until such time, if ever, that we begin to generate significant revenue from gas sales.

We intend to migrate the trading of our common stock to a senior stock exchange. If successful, we believe those efforts could result in higher liquidity, enhanced potential for capital formation, and a more orderly market for our shares.

To secure our indemnity of the asset retirement obligations associated with the Devon Assets, we provided Devon a corporate guarantee (the “Guarantee”) in the amount of CAD$10,000,000 (USD$10,981,000) and delivered a letter of credit in the amount of CAD$4,380,000 (USD$4,809,000) to Devon (the “Devon LOC”). We also delivered a letter of credit in the amount of CAD$625,000 (USD$686,000) to the government of the Yukon Territory (the “Yukon LOC”). The amounts of the Devon LOC and Yukon LOC reduce the amount of the Guarantee on a dollar-for-dollar basis. We intend to actively develop and explore the KGP which will defer potential abandonment and reclamation liabilities into the longer term.

The Guarantee was provided to Devon by our largest shareholder, Holloman Corporation, in exchange for 3,250,000 shares of our restricted common stock. The Devon LOC was provided to Devon by Pacific LNG Operations Ltd. (“PLNG”). PLNG also provided the Yukon LOC. In exchange for the Devon LOC and Yukon LOC we issued PLNG 4,000,000 shares of our restricted common stock. Our directors, James Ebeling and Eric Prim are officers of Holloman Corporation, and Henry Aldorf, the Chairman of our Board of Directors, is a director of PLNG.

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

Effective January 20, 2011, a company controlled by our Chief Executive Officer, our Chief Financial Officer, and an unrelated consultant (the “Finders”) entered into an agreement with us providing for the payment of finder’s compensation ranging from 5% (on transaction values greater than $1,000,000) to 10% (on transactions valued up to $300,000) on transactions introduced to us by or through the Finders for a period of two years (the “Finder’s Fee Agreement”). Under the Finder’s Fee Agreement, compensation is divided between the Finders and the Finders may elect whether the finder’s compensation is payable in cash, or shares of our restricted common stock. If the Finders elect to receive payment in stock, the shares into which finder’s compensation will be converted will be calculated using the average closing price of our common stock for the ten trading days preceding the closing date of the transaction to which the compensation relates. The Finder’s Fee Agreement specifically recognizes that the KGP has been presented to us by the Finders. As of February 28, 2014, finder’s compensation of $1,599,682 has been accrued under the Finder’s Fee Agreement in connection with our acquisition of the Devon Assets and the Nahanni Assets.

Other than the obligations associated with the acquisition and exploration of our oil and gas leases disclosed elsewhere in this report, our only material future contractual obligation as of February 28, 2014 consisted of convertible notes having an aggregate principal amount of $2,255,000 (the “Convertible Notes”), sold on October 30, 2013 to 22 accredited investors under the following general terms (the "Convertible Note Offering"):

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

We anticipate that we will complete a dual listing of our common stock on a senior stock exchange within the period allotted by the Convertible Notes and that no escalation of the interest rate payable on the Convertible Notes will be incurred.

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

We believe our plan of operation, exclusive of costs associated with the KGP or other acquired assets, will require from $1,500,000 to $2,000,000 in financing over the twelve-month period ending April 15, 2015 to cover general, administrative, and other costs.

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

As of April 14, 2014, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, results of operations, liquidity or capital resources.

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

The capitalized costs included in the full cost pool are subject to a "ceiling test" (based on the average of the first-day-of-the-month prices during the twelve-month period prior to February 28, 2014 pursuant to the SEC’s “Modernization of Oil and Gas Reporting” rule), which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized. If net capitalized costs exceed this limit, the excess is charged to expense in the current period. At February 28, 2014, all of our oil and gas interests were unproven.

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

We consider all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents.  Cash and cash equivalents totaled $927,965 and $476,522 at February 28, 2014 and August 31, 2013, respectively. We are exposed to a concentration of credit risk with respect to our cash deposits. We place cash deposits with highly rated financial institutions in the United States and Canada. At times, cash balances held in financial institutions may be in excess of insured limits. We believe the financial institutions are financially strong and the risk of loss is minimal. We have not experienced any losses with respect to the related risks and do not believe our exposure to such risks is more than normal.

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

Oil and natural gas revenues and lease operating expenses related to unproved oil and gas properties that are being evaluated for commercial viability are offset against the unamortized cost pool until proved reserves are established, or determination is made that the unproved properties are impaired. During the three and six month periods ended February 28, 2014, we offset $311,657 and $548,495, respectively of lease operating expense, net of oil and gas revenue, into the full cost pool related to our unproven interests. During the three and six month periods ended February 28, 2013, we offset $235,522 and $380,616, respectively, of oil and gas revenue, net of lease operating expense, into the full cost pool related to our  unproven interests.

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

 Foreign Currency Gains and Losses

Our functional and reporting currency is the United States dollar. The functional currency of our Canadian subsidiaries is the Canadian dollar. Financial statements of our Canadian subsidiaries are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Transaction gains and losses are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. As of February 28, 2014, we have not entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Earnings per share

We present both basic and diluted earnings (loss) per share (EPS) on the face of the consolidated statements of operations. Basic EPS is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, and stock options and warrants using the treasury stock method. Diluted EPS excludes all dilutive potential shares unless their effect is anti-dilutive. Our Diluted EPS amounts did not differ from Basic EPS during the three and six month periods ended February 28, 2014, or for the three month period ended February 28, 2013, as we generated a net loss during those periods. Our Diluted EPS amounts differ from Basic EPS for the six months ended February 28, 2013 as we have adjusted the weighted average number of shares outstanding by a) 8,145 shares resulting from in-the-money stock options, and b) 1,204,384 shares of one of our subsidiaries issued in connection with our acquisition of the Nahanni Assets, which are exchangeable for shares of the our restricted common stock.

See Note 1 to the Financial Statements included as part of this report for a discussion of recent accounting pronouncements.

ITEM 4.   CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of February 28, 2014, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 2.   UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended February 28, 2014, we accrued fees payable in stock totaling $52,500 under the terms of three agreements. Under one of these agreements, consulting fees in the amount of $30,000 were earned by an entity controlled by our Chief Executive Officer. Under another one of these agreements administrative fees in the amount of $15,000 were earned by our largest shareholder. Effective February 28, 2014, we issued 48,892 shares of our restricted common stock, at a weighted average price of $1.074 per share, in satisfaction of these obligations.

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

ITEM 6.   EXHIBITS

(b)	Exhibits

3.1.1	Articles of Incorporation(1)
3.1.2	Amendment to Articles of Incorporation(2)
3.2	Bylaws(3)
4.0	Form of Convertible Note – October 30, 2013(5)
10.1	Agreement of Purchase and Sale between Devon Canada and EFL Overseas, Inc.(4)
10.2	Share Purchase Agreement between Nahanni Energy et.al and EFL Overseas, Inc. (4)
10.3	Kotaneelee Closing Agreement between Devon Canada and EFL Overseas, Inc. (4)
14.1	Code of Ethics for Principal Executive and Senior Financial Officers(4))
21.1
As of February 28, 2014, we had four consolidated subsidiaries;
  EFLO Energy Yukon Ltd., a Canadian Corporation (100% owned)
  1693730 Alberta Ltd, a Canadian Corporation (voting stock 100% owned)
  1693731 Alberta Ltd, a Canadian Corporation (100% owned)
  1700665 Alberta Ltd, a Canadian Corporation (100% owned by 1693730 Alberta Ltd)

31.1	Rule 13a-14(a) Certifications
31.2	Rule 13a-14(a) Certifications
32	Section 1350 Certifications
99.1	EFL Overseas Inc. – Audit Committee Charter(4)

101.INS	- XBRL Instance Document

101.SCH	- XBRL Taxonomy Extension Schema Document

101.CAL	- XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	- XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	- XBRL Taxonomy Extension Label Linkbase Document

101.PRE	- XBRL Taxonomy Extension Presentation Linkbase Document
__________________________
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 dated November 12, 2008.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K report dated April 28, 2010.
(3)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K report dated April 28, 2010.
(4)	Incorporated by reference to the Company’s Form10-K report for the year ended August 31, 2012, filed November 29, 2012.
(5)	Incorporated by reference to the Company’s Form 10-Q report for the quarter ended November 30, 2013, filed January 14, 2014.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EFLO ENERGY, INC.

Dated: April 14, 2014	BY:	/s/ Keith Macdonald
Keith Macdonald,
Principal Executive Officer

	BY:	/s/ Robert Wesolek
Robert Wesolek,
Principal Financial and Accounting Officer