Form 10-Q
period 2014-05-31
EFLO ENERGY, INC.
filed 2014-07-11
CIK 1448806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2014

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

As of July 11, 2014, the registrant had 19,841,735 outstanding shares of common stock.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

EFLO ENERGY, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	May 31,	August 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$215,087	$476,522
Accounts receivable, Joint interest owners and other	1,443,851	912,458
Prepaids	36,707	41,565
Other	59,611	19,429
Total current assets	1,755,256	1,449,974

OIL AND GAS PROPERTIES, full cost method, unproven	49,833,036	48,897,972

OTHER ASSETS - Goodwill	1,194,365	1,194,365
Total assets	$52,782,657	$51,542,311

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,024,669	$3,117,627
Convertible notes, net of $326,213 of unamortized discount at May 31, 2014	1,928,787	-
Asset retirement obligation - current	80,000	80,000
Total current liabilities	6,033,456	3,197,627

NONCURRENT LIABILITIES
Asset retirement obligations	17,583,889	17,066,750
Deferred income taxes	2,779,849	2,779,849
Total liabilities	26,397,194	23,044,226

STOCKHOLDERS' EQUITY
Capital Stock
Authorized:
10,000,000 preferred shares, par value $0.001 per share
150,000,000 common shares, par value $0.001 per share
Issued and outstanding:
19,648,797 and 19,487,739 common shares at May 31, 2014 and August 31, 2013, respectively	19,649	19,488
Additional paid-in capital	30,184,768	29,153,194
Accumulated other comprehensive loss	(89,198)	(43,488)
Accumulated deficit during the exploration stage	(3,729,756)	(631,109)
Total stockholders' equity	26,385,463	28,498,085

Total liabilities and stockholders' equity	$52,782,657	$51,542,311

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EFLO ENERGY, INC.
(An Exploration  Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative results
	Three Months Ended		Nine Months Ended		from July 22, 2008 to
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013	May 31, 2014
EXPENSES
Management and director's fees	197,048	312,958	629,617	875,647	3,019,410
Stock-based compensation expense	96,900	115,979	319,319	1,166,405	2,390,980
Consulting fees	97,465	138,355	342,000	954,330	2,300,420
Professional fees	234,859	101,643	480,764	510,642	1,490,674
Financing fees	-	-	176,400	-	176,400
Office, travel and general	54,470	139,196	291,823	400,841	1,061,570
Accretion of asset retirement obligations	174,098	167,305	517,139	427,121	1,089,648
Oil and gas property impairment	-	-	-	-	879,994
Total Expenses	854,840	975,436	2,757,062	4,334,986	12,409,096

OPERATING LOSS	(854,840)	(975,436)	(2,757,062)	(4,334,986)	(12,409,096)

OTHER INCOME (EXPENSE)
Interest Expense	(204,665)	-	(341,585)	-	(341,585)
Gain on acquisition of assets	-	-	-	11,766,887	11,766,787
Gain on forgiveness of accounts payable	-	28,008	-	28,008	33,987
NET INCOME (LOSS) before taxes	(1,059,505)	(947,428)	(3,098,647)	7,459,909	(949,907)
Provision for income tax	-	-	-	(3,164,790)	(2,779,849)
NET INCOME (LOSS)	$(1,059,505)	$(947,428)	$(3,098,647)	$4,295,119	$(3,729,756)
Foreign currency translation	(12,626)	(6,125)	(45,710)	(38,939)	(89,198)
COMPREHENSIVE INCOME (LOSS)	$(1,072,131)	$(953,553)	$(3,144,357)	$4,256,180	$(3,818,954)

EARNINGS (LOSS) PER SHARE
Basic	$(0.05)	$(0.05)	$(0.16)	$0.23
Diluted	$(0.05)	$(0.05)	$(0.16)	$0.21

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,588,206	19,442,842	19,538,745	18,933,752
Diluted	19,588,206	19,442,842	19,538,745	20,276,434

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EFLO ENERGY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative results
	Nine Months Ended		from July 22, 2008 to
	May 31, 2014	May 31, 2013	May 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,098,647)	$4,295,119	$(3,729,756)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation and fee payments	340,432	2,006,837	4,610,344
Amortization of convertible note discount	207,590	-	207,590
Unrealized foreign exchange losses	(45,710)	(38,939)	(89,198)
Gain on forgiveness of accounts payable	-	(28,008)	(33,987)
Gain on acquisition of Nahanni assets	-	(11,766,887)	(11,766,787)
Accretion of asset retirement obligations	517,139	427,121	1,089,648
Oil and gas property impairment	-	-	879,994
Deferred income tax provision	-	3,164,790	2,779,849
Changes in working capital items -
Accounts receivable	(531,393)	(646,445)	(1,443,851)
Prepaids and other	(35,323)	181,099	(96,317)
Accounts payable and accrued liabilities	556,227	104,160	1,174,536
Net cash used in operating activities	(2,089,685)	(2,301,153)	(6,417,935)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures on oil and gas properties, net	(426,750)	(917,631)	(2,083,932)
Acquisition of oil and gas interests	-	(132,600)	(421,895)
Net cash used in investing activities	(426,750)	(1,050,231)	(2,505,827)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock sold for cash, net of fees	-	2,177,812	6,779,612
Common stock redeemed for cash	-	-	(100)
Proceeds from notes payable	2,255,000	-	2,809,500
Repayments of notes payable	-	-	(484,500)
Loans from related parties	-	-	34,337
Net cash provided by financing activities	2,255,000	2,177,812	9,138,849

INCREASE (DECREASE) IN CASH	(261,435)	(1,173,572)	215,087

CASH, BEGINNING OF PERIOD	476,522	2,206,347	-

CASH, END OF PERIOD	$215,087	$1,032,775	$215,087

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Forgiveness of debt	$-	$-	$9,337
NON-CASH INVESTING ACTIVITIES:
Accrued expenditures on oil and gas properties	$508,314	$-	$508,314
Asset retirement obligation incurred	$-	$-	$80,000
Asset retirement obligation acquired in Devon Acquisition	$-	$-	$7,057,716
Asset retirement obligation acquired in Nahanni acquisition	$-	$9,436,526	$9,436,526
NON-CASH FINANCING ACTIVITIES
Common stock issued as repayment of note payable	$-	$-	$95,000
Common stock issued for services	$157,500	$107,500	$2,091,331
Common stock issued for Devon assets	$-	$-	$15,950,000
Exchangeable shares granted for Nahanni assets	$-	$4,190,643	$4,190,643

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EFLO ENERGY, INC.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  BASIS OF PRESENTATION

Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of EFLO Energy, Inc. (the “Company”), have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended August 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation have been made. Operating results for the three and nine month periods ended May 31, 2014 are not necessarily indicative of the results that may be expected for the year ending August 31, 2014.

Recent Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

2.  OIL AND GAS PROPERTIES

Oil and Gas Acquisition – Kotaneelee Gas Project (the “KGP”)

The KGP covers 30,542 gross acres in the Yukon Territory in Canada, and includes; a gas dehydration plant (capacity: 70 MMcf/d), one shut in gas well, one water disposal well (capacity: 6,000 bbl/d), and two suspended gas wells.  The KGP has a fully developed gas gathering, sales and delivery infrastructure, airstrip, roads, flarestack, storage tanks, barge dock and a 24 person permanent camp facility.  The KGP gas dehydration plant has a processing capacity of 70 MMcf/d, outlet gas compression of 1,200 psig and is tied-in to a 24-inch gas sales line to a gas processing plant in Fort Nelson, British Columbia.

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

On October 17, 2012, the Company completed a Share Purchase Agreement with Nahanni Energy Inc., 1700665 Alberta Ltd., Apex Energy (2000), Inc. and Canada Southern Petroleum #1 L.P. (jointly “Nahanni”) for the acquisition of its entire right and interest (generally a working interest of 30.664%) in the KGP (the “Nahanni Assets”) which, in addition to the 69.337% working interest acquired from Devon on July 18, 2012, provided us with a 100% interest in one shut in gas well in the KGP.

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

The Company records assets acquired and liabilities assumed at their estimated acquisition date fair values, while transaction and integration costs associated with the acquisitions are expensed as incurred.  The Company uses relevant market assumptions to determine fair value and allocate purchase price, such as future commodity pricing for purchased hydrocarbons, market multiples for similar transactions and replacement value for certain equipment.  Many of the assumptions are unobservable. The Company’s preliminary assessment of the fair value of the Nahanni Assets and the Devon Assets resulted in a valuation of $25,526,554 and $22,103,530, respectively. As a result of the Company’s purchase price allocation, it recognized a gain on bargain purchase of $11,766,787 on the Nahanni Assets. The gain on bargain purchase was primarily attributable to the strategic nature of the divestiture by the motivated seller, coupled with a confluence of certain favorable economic trends in the industry and the geographic region in which the Nahanni Assets are located. The excess of the consideration paid over the estimated fair value of the Devon Assets was $1,194,365. The Company has recorded this amount as goodwill.

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

Oil and natural gas revenues and lease operating expenses related to unproved oil and gas properties that are being evaluated for economic viability are offset against the full cost pool until proved reserves are established, or determination is made that the unproved properties are impaired. During the three and nine month periods ended May 31, 2014, the Company offset $310,741 and $935,064, respectively of lease operating expense, net of oil and gas revenue, into the full cost pool related to its unproven interests.

3.  ASSET RETIREMENT OBLIGATIONS

In connection with its acquisition of the Nahanni Assets and the Devon Assets, the Company acquired $9,436,526 and $7,057,716 in asset retirement obligations, respectively, relating to its portion of the abandonment, reclamation and environmental liabilities associated with the KGP.

On March 31, 2011, the Company initiated oil and gas operations by entry into a Farmout and Participation Agreement which provided for its acquisition of a net working interest ranging from 21.25% to 42.5%, in a 2,629 acre oil and gas lease, insofar as that lease covers from the surface to the base of the San Miguel formation (the “San Miguel Lease”). The San Miguel Lease, which is located in Zavala County, Texas, is unproven and has no current production. The Company recorded $80,000 in asset retirement obligations related to the future plugging and abandonment of a test well on the San Miguel Lease. At May 31, 2014, the Company’s interest in the San Miguel lease was impaired and expensed to the extent of its carrying value, which included the full amount of the associated asset retirement obligation. The entire asset retirement obligation relating to the San Miguel Lease has been classified as a current liability.

The Company has no assets that are legally restricted for purposes of settling asset retirement obligations. As part of the Company’s acquisition of the Devon Assets, it provided Devon a corporate guarantee (the “Guarantee”) in the amount of CAD$10,000,000 (USD$9,225,000) and delivered a letter of credit in the amount of CAD$4,380,000 (USD$4,041,000) to Devon (the “Devon LOC”). The Company also delivered a letter of credit in the amount of CAD$625,000 (USD$577,000) to the government of the Yukon Territory (the “Yukon LOC”). The amounts of the Devon LOC and Yukon LOC reduce the amount of the Guarantee on a dollar-for-dollar basis. The Company is primarily responsible for payment of all asset retirement obligations. The Guarantee, Devon LOC and Yukon LOC are only available to Devon in the event the Company defaults upon its asset retirement obligations relating to the Devon Assets.

The following table summarizes amounts comprising the Company’s asset retirement obligations as of May 31, 2014:

Asset Retirement Obligations
Balance, August 31, 2012	$7,137,716
Liabilities incurred (acquired)	9,436,526
Accretion expense	572,508
Liabilities (settled)	––
Changes in asset retirement obligations	––
Balance, August 31, 2013	17,146,750
Liabilities incurred (acquired)	––
Accretion expense	517,139
Liabilities (settled)	––
Changes in asset retirement obligations	––
Total Balance, May 31, 2014	$17,663,889
Total Balance, May 31, 2014 – Current	$80,000
Total Balance, May 31, 2014 – Long Term	$17,583,889

4.  CONVERTIBLE NOTES PAYABLE

On October 30, 2013 the Company sold convertible notes having an aggregate principal amount of $2,255,000 (the “2013 Convertible Notes”), to 22 accredited investors, under the following general terms (the " 2013 Convertible Note Offering"):

●	the maturity date of the 2013 Convertible Notes is April 30, 2015;
●	the principal amount of the 2013 Convertible Notes is convertible into shares of the Company’s common stock at a price of $1.00 per share;
●	the 2013 Convertible Notes bear interest at 10% per annum payable, at the Company’s election, in cash or shares of its common stock at a rate of $1.25 per share;
●
the interest rate payable on the 2013 Convertible Notes will escalate to 12.5% or 15.0% per annum for the entire period during which the 2013 Convertible Notes are outstanding, in the event the Company does not complete its migration to a senior stock exchange (which may include the TSX Venture Exchange in Canada) by July 30, 2014 or October 31, 2014 , respectively, from date of issuance; and

●
the Company also issued stock purchase warrants in connection with the 2013 Convertible Note Offering providing for the purchase of up to 1,127,500 shares of its common stock (1 full share for each $2.00 invested in the 2013 Convertible Notes”) at an exercise price of $1.25 per share for a period of three years (the "Stock Purchase Warrants”).

The Company applied the Black-Scholes option pricing model to determine the fair market value of the stock purchase warrants issued in connection with the 2013 Convertible Note Offering. In applying the model, the Company used the following parameters: contractual lives of 3 years, historical stock price volatility of 73%, a risk-free rate of 4.5% and an annual dividend rate of 0%. As a result, the Company determined that the total fair market value of the Stock Purchase Warrants was $533,803, and that amount was recognized as a discount against the principal of 2013 Convertible Notes. During the three and nine month periods ended May 31, 2014, $147,800 and $207,590, respectively, of the 2013 Convertible Note discount was amortized to interest expense. At May 31, 2014, the principal balance on the 2013 Convertible Notes, net of discount was $1,928,787, all of which is considered a current liability.

During the nine months ended May 31, 2014, the Company also paid $176,400 in finder’s fees and recognized $132,148 in interest expense relating to the 2013 Convertible Notes. During the three months ended May 31, 2014, the Company recognized $56,375 in interest expense relating to the 2013 Convertible Notes.

5.  CAPITAL STOCK AND STOCK-BASED COMPENSATION

Sales of Common Stock

During the three and nine months ended May 31, 2014 fees  totaling $52,500 and $157,500, were paid using  61,257 and 161,058 shares of the Company’s restricted common stock, at weighted average prices of $0.857 and $0.978 per share, respectively. During the three and nine months ended May 31, 2013, fees totaling $37,500 and $107,500 were paid using 20,789 and 54,200 shares of the Company’s restricted common stock at weighted average prices of $1.80 and $1.98 per share, respectively.

Sale of Convertible Notes

On October 30, 2013 the Company issued 2013 Convertible Notes having an aggregate principal amount of $2,255,000. The Company also issued the Stock Purchase Warrants in connection with the 2013 Convertible Note Offering providing for the purchase of up to 1,127,500 shares of its common stock (1 full share for each $2.00 invested in the 2013 Convertible Notes) at an exercise price of $1.25 per share for a period of three years (see Note 4).

In aggregate, 3,382,500 shares of the Company’s common stock (comprised of 2,255,000 shares issuable on conversion of the principal of the Convertible Notes and 1,127,500 shares issuable on exercise of the Stock Purchase Warrants), or such greater number of shares as may be issuable upon election of the interest repayment in common stock under the terms of the 2013 Convertible Notes, have been reserved for issuance upon conversion of the Convertible Notes or exercise of the Stock Purchase Warrants in accordance with their terms.

The Company paid $176,400 in finder’s fees in connection with the 2013 Convertible Note Offering which were expensed as financing costs.

Stock-Based Compensation

During the three and nine months ended May 31, 2014, the Company recognized $103,928 and $340,432, respectively, of non-cash expense related to stock-based compensation under its 2012 Non-Qualified Stock Option Plan (the “Option Plan”). As of May 31, 2014, $143,474 of total unrecognized compensation cost remains under the Option Plan. Of this amount, $96,676 and $46,798 are expected to be recognized during fiscal 2014, and fiscal 2015, respectively.

During the three and nine months ended May 31, 2013, the Company recognized $123,016 and $591,648 respectively, of non-cash expense related to stock-based compensation under the Option Plan. On January 15, 2013, the Company also authorized the issuance of 50,000 bonus shares of its common stock to its new Chief Operating Officer pursuant to the 2012 Stock Bonus Plan. The fair market value of these bonus shares was $97,000 or $1.94 per share at that date. Stock-based compensation recognized during the nine months ended May 31, 2013 also includes $516,919 earned by a company controlled by the Company’s Chief Executive Officer, and its Chief Financial Officer, under the terms of the Finders Fees Agreement (see Note 6).

6.   RELATED PARTY TRANSACTIONS

Effective January 20, 2011, a company controlled by the Company’s Chief Executive Officer, its Chief Financial Officer, and an unrelated consultant (the “Finders”) entered into an agreement with the Company providing for the payment of finder’s compensation ranging from 5% (on transaction values greater than $1,000,000) to 10% (on transactions valued up to $300,000) on transactions introduced to the Company by or through the Finders for a period of two years (the “Finder’s Fee Agreement”). Under the Finder’s Fee Agreement, compensation is divided between the Finders and the Finders may elect whether the finder’s compensation is payable in cash, or shares of the Company’s restricted common stock. If the Finders elect to receive payment in stock, the shares into which finder’s compensation will be converted will be calculated using the average closing price of the Company’s common stock for the ten trading days preceding the closing date of the transaction to which the compensation relates. The Finder’s Fee Agreement specifically recognizes that the KGP has been presented to the Company by the Finders. During the nine months ended May 31, 2013, finder’s compensation of $755,399 was accrued under the Finder’s Fee Agreement in connection with the Company’s acquisition of the Nahanni Assets. No such fees were incurred during nine months ended May 31, 2014.

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

Of the fees paid in stock during the three and nine month periods ended May 31, 2014 (see Note 5) consulting fees in the amount of $30,000 and $90,000, respectively, were earned by an entity controlled by the Company’s Chief Executive Officer, and fees in the amounts of $15,000 and $45,000, respectively, were paid to a subsidiary of the Company’s largest shareholder under the terms an administrative services agreement.

Of the fees paid in stock during the three and  nine month periods ended May 31, 2013, consulting fees in the amounts of $30,000 and $90,000, respectively, were earned by an entity controlled by the Company’s Chief Executive Officer.

The Company’s Chief Executive Officer and President purchased $50,000 in 2013 Convertible Notes (including 25,000 Stock Purchase Warrants) and $150,000 in 2013 Convertible Notes (including 75,000 Stock Purchase Warrants), respectively, in the 2013 Convertible Note Offering (See Note 4).

 6.   SUBSEQUENT EVENTS

Notes Payable

During June 2014, the Company sold convertible notes having an aggregate principal amount of $1,400,000 (the “2014 Convertible Notes”), to two accredited investors, and one non-accredited investor, under the following general terms (the “2014 Convertible Note Offering”):

●	the maturity date of the 2014 Convertible Notes is December 31, 2014;

●
at the option of the note holder, the principal amount of the 2014 Convertible Notes may be convertible into shares of the Company’s common stock at a price per share to be determined in connection with the Company’s planned offering of shares upon migration to a senior stock exchange (which may include the TSX Venture Exchange in Canada), less a 10% discount (the “2014 Conversion Right”);

●	a 6% financing fee on the principal sum of the 2014 Convertible Notes, is payable:

a.	in the event the note holder exercises its 2014 Conversion Right, in 69,422 shares of the Company’s common stock; or

b.	in the event the note holder does not exercise its 2014 Conversion Right, at the option of the note holder, in cash or in 69,422 shares of the Company’s common stock.

●
the 2014 Convertible Notes are non-interest bearing so long as they are paid or converted prior to December 31, 2014. In the event of default, or if a 2014 Convertible Note is not paid, or converted on or before December 31, 2014:

a.	the notes will bear interest at 10% per annum, payable monthly; and

b.
an additional 4% financing fee (the Default Financing Fee) on the then outstanding principal balance of the 2014 Convertible Notes shall become due and payable. The Company is obligated to pay the Default Financing Fee in common shares at a conversion price equal to the closing market price of the common shares on the date of an event of default, or December 31, 2014, whichever is earliest.

Companies affiliated with the Company’s Chairman and one of its Directors purchased $1,000,000 and $350,000 in 2014 Convertible Notes, respectively, in the 2014 Convertible Note Offering.

Unregistered Sales of Securities

On June 2, 2014, $25,000 in principal payable on the 2013 Convertible Notes was converted to 25,000 shares of the Company’s common stock at a conversion price of $1.00 per share.

On June 2, 2014 James Hutton resigned as the Company’s President. On that date, $54,350 in fees remained payable to Hutton Capital Corp. (“Hutton Capital”), an entity controlled by Mr. Hutton.  The Company issued Hutton Capital 67,938 shares of its restricted common stock in payment of those fees. The Company also granted Hutton Capital 100,000 shares of its common stock as additional compensation for Mr. Hutton’s efforts while serving as its President. On June 2, 2014, the closing price of the Company’s common stock was $0.80 per share.

During June 2014, the Company sold an aggregate principal amount of $1,400,000 in connection with the 2014 Convertible Note Offering (see discussion above).

The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the sale of these securities.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are an exploration stage company incorporated in the State of Nevada on July 22, 2008, and we are engaged in the acquisition, exploration and development of oil and gas properties primarily in the Yukon Territory, Canada.

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

The KGP covers 30,542 gross acres in the Yukon Territory in Canada, and includes; a gas dehydration plant (capacity: 70 MMcf/d), one shut in gas well, one water disposal well (capacity: 6,000 bbl/d), and two suspended gas wells.  The KGP has a fully developed gas gathering, sales and delivery infrastructure, airstrip, roads, flarestack, storage tanks, barge dock and a 24 person permanent camp facility.  The KGP gas dehydration plant has a processing capacity of 70 MMcf/d, outlet gas compression of 1,200 psig and is tied-in to a 24-inch gas sales line to a gas processing plant in Fort Nelson, British Columbia.

To secure our indemnity of the asset retirement obligations associated with the Devon Assets, we provided Devon a corporate guarantee (the “Guarantee”) in the amount of CAD$10,000,000 (USD$9,225,000) and delivered a letter of credit in the amount of CAD$4,380,000 (USD$4,041,000) to Devon (the “Devon LOC”). We also delivered a letter of credit in the amount of CAD$625,000 (USD$577,000) to the government of the Yukon Territory (the “Yukon LOC”). The amounts of the Devon LOC and Yukon LOC reduce the amount of the Guarantee on a dollar-for-dollar basis. We intend to actively develop and explore the KGP which will defer potential abandonment and reclamation liabilities into the longer term.

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

On October 17, 2012, we completed a Share Purchase Agreement with Nahanni Energy Inc., 1700665 Alberta Ltd., Apex Energy (2000), Inc. and Canada Southern Petroleum #1 L.P. (jointly “Nahanni”) for the acquisition of its entire right and interest (generally a working interest of 30.664%) in the KGP (the “Nahanni Assets”) which, in addition to the 69.337% working interest acquired from Devon on July 18, 2012, provided us with a 100% interest in one shut in gas well in the KGP.

As consideration for the Nahanni Assets, we paid Nahanni approximately $13,761,000. The consideration was comprised of approximately $133,000 in cash ($398,550 offset by $265,950 paid in connection with the acquisition of the Devon Assets in settlement of certain Nahanni indebtedness), 1,614,767 shares of one of our subsidiaries, which are exchangeable for 1,614,767 shares of our restricted common stock valued at approximately $4,191,000, and the absorption of approximately $9,437,000 in asset retirement obligations. The number of shares issued our subsidiary was calculated by dividing the fair value of the exchangeable shares by the volume weighted average trading price of our stock for the ten (10) trading days prior to closing the Purchase Agreement. The exchangeable shares enjoy no voting or revenue participation rights in our subsidiary.

As a result of our purchase of the Nahanni Assets and Devon Assets, we now generally own a 53.65% working interest in the KGP, including a 100% working interest in one shut in gas well. We are pursuing the acquisition of additional working interests in the KGP.

We record assets acquired and liabilities assumed at their estimated acquisition date fair values, while transaction and integration costs associated with the acquisitions are expensed as incurred.  We use relevant market assumptions to determine fair value and allocate purchase price, such as future commodity pricing for purchased hydrocarbons, market multiples for similar transactions and replacement value for certain equipment.  Many of the assumptions are unobservable. Our assessment of the fair value of the Nahanni Assets and the Devon Assets resulted in a valuation of $25,526,554 and $22,103,530, respectively. As a result of our purchase price allocation, we recognized a gain on bargain purchase of $11,766,787 on the Nahanni Assets. The gain on bargain purchase was primarily attributable to the strategic nature of the divestiture by the motivated seller, coupled with a confluence of certain favorable economic trends in the industry and the geographic region in which the Nahanni Assets are located. The excess of the consideration paid over the estimated fair value of the Devon Assets was $1,194,365. We recorded this amount as goodwill.

We allocated the consideration paid for the Nahanni Assets and Devon assets based upon our assessment of their fair value at the dates of purchase, as follows:

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

Prior to our initial working interest acquisition in the KGP, we had generated no revenues and had no reserves.  Following our acquisition of the KGP we have generated limited revenue which reduced the unamortized cost pool related to our unproven interests while economic viability is being evaluated.

Future Development and Exploration

We are engaged in the exploration for, and the acquisition, development and production of, natural gas reserves in the Liard Basin and the development of energy alternatives for the Yukon and Northwest Canada.  We believe we are positioned in a significant natural gas resource play. We have significant gas in place, contiguous undeveloped land, an underutilized plant infrastructure, pipeline connection to the North American markets, operatorship and a solid drilling inventory.  Our business plan is to recommence gas production from the KGP and leverage the cost advantage provided by existing infrastructure.  We plan to use our proven expertise and experience to increase shareholder value by monetizing our primary exploration and development acreage.

Our long term exploration plan for the KGP involves the exploitation of both conventional and unconventional (shale) gas resources. Phase one of that plan includes the rework or recompletion of up to three wells, and the drilling, completion and equipping of up to two new wells. These efforts will focus on previously identified or tested conventional gas zones. During phase one, we intend to target lower cost development and exploration targets with the potential to create positive cash flows and long term sustainability for the KGP. During this period we also plan to carry out feasibility studies to investigate the potential of developing a modular LNG project to supply LNG to the Yukon and other areas of north western Canada. Early estimates indicate the cost of phase one may range from $20,000,000 to $25,000,000 on a gross basis. We expect that approximately $10,000,000 to $15,000,000 in costs associated with phase one exploration to be incurred during the next twelve months.

Phases two and three of our exploration plan anticipate further development of conventional reservoirs and testing and development of shale resources.

Financial Condition and Results of Operations

KGP

We offset oil and natural gas revenues and lease operating expenses related to unproved oil and gas properties that we are evaluating for commercial viability against the unamortized cost pool until proved reserves are established, or determination is made that the unproved properties are impaired. During the three and nine month periods ended May 31, 2014, we offset $310,741 and $935,064, respectively of lease operating expense, net of oil and gas revenue, into the full cost pool related to our unproven interests. During the three and nine month periods ended May 31, 2013, we offset $366,518 and $747,134, respectively, of oil and gas revenue, net of lease operating expense, into the full cost pool related to our  unproven interests.

The excess of the estimated fair value of the Nahanni Assets over the consideration paid was $11,766,787. We recognized this amount as a gain on the acquisition of assets during the nine months ended May 31, 2013. The tax impact of $3,164,790 relating to this gain has been recorded as a deferred tax obligation during the same period. The excess of the consideration paid over the estimated fair value of the Devon Assets was $1,194,365. We recognized this amount as goodwill during fiscal 2012.

The San Miguel Lease

Under the Eagleford Agreement, to earn our initial 21.25% working interest (net revenue interest 15.94%), we were obligated to drill and complete a vertical test well (“Test Well”) in the San Miguel shale formation. During April and May 2011, we drilled and completed the Test Well, performed injection operations and earned our initial interest in the San Miguel Lease. The Test Well was drilled into the San Miguel heavy oil zone to a depth of 3,168 feet. The well encountered oil and was completed as a producer. After completion, it was determined that the oil was subject to significant viscosity changes related to temperature reductions from formation to recovery at surface. The Test Well was stimulated with nitrified hydrochloric acid and placed on production. To date, however, oil viscosity has prohibited economic operation. We have no current plans to spend the funds necessary to earn an additional interest in the San Miguel Lease. In the event we are unable to substantially improve production, we intend to abandon the Test Well, or actively pursue the sale of our interest in the San Miguel Lease.

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

Other

Our operating loss for the three and nine month periods ended May 31, 2014, decreased by approximately $121,000 or 12% (from $975,436 to $854,840) and $1,578,000 or 36% (from $4,334,986 to $2,757,062), respectively, when compared to the three and nine month periods ended May 31, 2013. Our decreased losses relate to lower costs incurred in a number of categories, including:

1.
decreases of approximately $116,000 or 37% (from $312,958 to $197,048) and $246,000 or 28% (from $875,647 to $629,617)  in management and directors fees relating, in largest part, to our discontinuation of directors’ fees effective September 1, 2013, partially offset by an increase in fees payable to our Chief Operating Officer;

2.
decreases of approximately $19,000 or 16% (from $115,979 to US$96,900) and $847,000 or 73% (from $1,166,405 to $319,319), respectively, in stock based compensation. For the comparative three month periods, the decrease consisted entirely of an expected decline in amortization of the 2012 Stock Option Plan expense. For the comparative nine month periods, the decrease consisted of: an expected decline of $232,000 in amortization of expense relating to our 2012 Stock Option Plan, a $97,000 decrease in expense relating to a prior year grant to our Chief Operating Officer under 2012 Stock Bonus Plan, and a decrease of $259,000 (100,583 shares) payable to our Chief Executive Officer, and $259,000 (100,553 shares) payable to our Chief Financial Officer, made during fiscal 2013 in connection with our acquisition of the KGP.

3.
decreases of approximately $41,000 or 30% (from $138,355 to $97,465) and $612,000 or 64% (from $954,330 to $342,000), respectively, in consulting fees. For the comparative three month periods, the decrease related primarily to a reduction in fees expensed in connection with our acquisition of the KGP. For the comparative nine month periods, the decrease consisted primarily of: a reduction in fees expensed in the prior year in connection with our acquisition of the KGP, a $230,000 decrease in payables in connection with investor relations services (payable to a consultant in 90,000 shares of our restricted common stock), and a $259,000 decrease in finders' fees incurred in connection with the acquisition of the KGP during fiscal 2013 (payable to a consultant in 100,553 shares of our restricted common stock); and

4.
decreases of approximately $85,000 or 61% (from $139,196 to $54,470) and $109,000 or 27% (from $400,841 to $291,823), respectively, in office, travel and general expense resulting primarily from a decrease in administrative travel and costs incurred in connection with our acquisition of the KGP during the prior year.

We did, however, incur current period increases in certain categories of expense, when compared to the prior year, including:

1.
an increase of approximately $133,000 or 131% (from $101,643 to US$234,859), in professional fees during the three months ended May 31, 2014, for legal and accounting services incurred to support our migration to a senior stock exchange (which may include the TSX Venture Exchange in Canada) and the preparation of the associated prospectus registration statements. Our professional fees for the nine month period ended May 31 2014, however, remained relatively unchanged as a result of professional fees incurred earlier in the prior fiscal year in connection with our acquisitions of the KGP.

2.
an increase of $176,400 during the nine months ended May 31, 2014 in financing costs consisting entirely of finders’ fees paid in connection with the 2013 Convertible Note offering completed on October 30, 2013. Finders’ fees of approximately $79,000, incurred during the nine month period ended May 31, 2013 related to private placements of our common stock and were recognized as reductions in paid in capital;

3.
increases in interest expense of $204,665 and $341,585, respectively, for the three and nine month periods ended May 31, 2014 incurred almost entirely in connection with the 2013 Convertible Note offering completed on October 30, 2013; and

4.
an increase of approximately $90,000 or 21% (from $427,121 to $517,139) in accretion of asset retirement obligations generated during the nine months ended May 31, 2014 resulting from a full, rather that partial, period’s accretion during that period.

From September 2012 through May 2014, we used fuel gas from the Spectra pipeline system to maintain operations at the KGP. This fuel gas was to be re-delivered into the Spectra pipeline once production at the KGP was re-established. In March 2014, we agreed to purchase monthly fuel gas from Spectra on an as-used basis (approximately 10,075 gigajoules “GJs” per month). We also agreed to repay Spectra in cash, or in kind, prior to December 31, 2014, for our previous consumption of fuel gas (approximately 174,000 GJs at an estimated net cost to us of approximately $504,000).

Liquidity and Capital Resources

We are an exploration stage company. Since inception, we have expended net cash of $6,417,935 to fund our operating activities, and have invested net cash of $2,505,827 in our oil and gas assets. Our operations and investment to date have been funded through the issuance of capital stock and debt. We plan to generate profits by drilling productive gas wells or improving the production of existing wells. We will, however, need to raise additional funds through the sale of our securities, from loans from third parties or by joint venturing operations with third parties which will pay a portion of the costs required to explore for oil and gas in the area covered by our leases. Any wells which we may drill may not produce oil or gas in commercial quantities. We plan to report losses from our operations until such time, if ever, that we begin to generate significant revenue from oil and gas sales.

We intend to migrate the trading of our common stock to a senior stock exchange (which may include the TSX Venture Exchange in Canada). If successful, we believe those efforts could result in higher liquidity, enhanced potential for capital formation, and a more orderly market for our shares.

During the period from June 2012 through February 2013, we sold 4,405,667 shares of our common stock to twenty eight accredited investors at a price of $1.20 per share. Gross proceeds from these private placements totaled $5,286,800. We paid $164,038 in finders' fees in connection with the sale of these shares.

During June 2014, we sold convertible notes having an aggregate principal amount of $1,400,000 (the “2014 Convertible Notes”), to two accredited investors and one non-accredited investor, under the following general terms (the “2014 Convertible Note Offering”):

●	the maturity date of the 2014 Convertible Notes is December 31, 2014;

●
at the option of the note holder, the principal amount of the 2014 Convertible Notes may be convertible into shares of our common stock at a price per share to be determined in connection with our planned offering of shares upon migration to a senior stock exchange (which may include the TSX Venture Exchange in Canada), less a 10% discount (the “2014 Conversion Right”);

●	a 6% financing fee on the principal sum of the 2014 Convertible Notes, is payable:

a.	in the event the note holder exercises its 2014 Conversion Right, in 69,422 shares of our common stock; or

b.	in the event the note holder does not exercise its 2014 Conversion Right, at the option of the note holder, in cash or in 69,422 shares of our common stock.

●
the 2014 Convertible Notes are non-interest bearing so long as they are paid, or converted prior to December 31, 2014. In the event of default, or if a 2014 Convertible Note is not paid, or converted on or beforeDecember 31, 2014:

a.	the notes will bear interest at 10% per annum, payable monthly; and

b.
an additional 4% financing fee (the Default Financing Fee) on the then outstanding principal balance of the 2014 Convertible Notes shall become due and payable. We are obligated to pay the Default Financing Fee in common shares at a conversion price equal to the closing market price of the common shares on the date of the event of default, or December 31, 2014, whichever is earliest.

Companies affiliated with our Chairman and one of our Directors purchased $1,000,000 and $350,000 in 2014 Convertible Notes, respectively, in the 2014 Convertible Note Offering.

The 2014 Convertible Notes provide added liquidity to support fund raising efforts, and the planning and licensing of phase one exploration. We anticipate that the principal balance of our 2014 Convertible Notes will be converted to shares of our common stock.

On October 30, 2013, we sold convertible notes having an aggregate principal amount of $2,255,000 (the “2013 Convertible Notes”), to 22 accredited investors, under the following general terms (the “2013 Convertible Note Offering”):

●	the maturity date of the 2013 Convertible Notes is April 30, 2015;

●	the principal amount of the 2013 Convertible Notes is convertible into shares of the our common stock at a price of $1.00 per share;

●	the 2013 Convertible Notes bear interest at 10% per annum payable, at our election, in cash or shares of our common stock at a rate of $1.25 per share;

●
the interest rate payable on the 2013 Convertible Notes is subject to escalation to 12.5% or 15.0% per annum for the entire period during which the 2013 Convertible Notes are outstanding, in the event we do not complete a listing of our common stock or the migration of trading of our common stock to a senior stock exchange (which includes the TSX Venture Exchange) by July 30, 2014 or October 31, 2014 , respectively, from date of issuance; and

●
we also issued stock purchase warrants in connection with the 2013 Convertible Note Offering providing for the purchase of up to 1,127,500 shares of our common stock (one full share for each $2.00 invested in the 2013 Convertible Notes) at an exercise price of $1.25 per share for a period of three years (the Warrants).

In aggregate, 3,382,500 shares of our common stock (comprised of 2,255,000 shares issuable on conversion of the principal of the 2013 Convertible Notes and 1,127,500 shares issuable on exercise of the Warrants), or such greater number of shares as may be issuable upon our election to pay interest in shares of our common stock under the terms of the 2013 Convertible Notes, has been reserved for issuance upon conversion of the 2013 Convertible Notes or exercise of the Warrants in accordance with their terms. On June 2, 2014, $25,000 in principal payable on the 2013 Convertible Notes was converted to 25,000 shares of our common stock at a conversion price of $1.00 per share.

We paid $176,400 in finders' fees with respect to the 2013 Convertible Note Offering.  Entities controlled by our Chief Executive Officer and President acquired $50,000 and $150,000 of 2013 Convertible Notes and were issued 25,000 and 75,000 Warrants, respectively, in the 2013 Convertible Note Offering under these terms.

The 2013 Convertible Notes enhanced our capital resources and supported on-going operations including the acquisition of scientific and engineering data relating to our oil & gas assets.

We anticipate that our acquisition of the KGP will generate significant capital requirements.  During the twelve month period ending June 30, 2015, early estimates indicate that investment in the KGP, including operating costs, the acquisition of additional working interests, and phase one exploration costs may range from $10,000,000 to $15,000,000. We are attempting to raise the capital needed to implement our business plan.

Effective January 20, 2011, a company controlled by our Chief Executive Officer, our Chief Financial Officer, and an unrelated consultant (the “Finders”) entered into an agreement with us providing for the payment of finder’s compensation ranging from 5% (on transaction values greater than $1,000,000) to 10% (on transactions valued up to $300,000) on transactions introduced to us by or through the Finders for a period of two years (the “Finder’s Fee Agreement”). Under the Finder’s Fee Agreement, compensation is divided between the Finders and the Finders may elect whether the finder’s compensation is payable in cash, or in 656,429 shares of our restricted common stock. The Finder’s Fee Agreement specifically recognizes that the KGP has been presented to us by the Finders. As of May 31, 2014, finder’s compensation of $1,599,682 has been accrued under the Finder’s Fee Agreement in connection with our acquisition of the Devon Assets and the Nahanni Assets. Finder’s compensation may be paid in stock upon request of the Finders. We do not anticipate, however, that finder’s compensation will be paid from cash until such time as such payment would not impede our business plan.

Other than the Finder’s Fee Agreement, and obligations associated with the operation, acquisition and exploration of our oil and gas leases disclosed elsewhere in this report, our material future contractual obligations as of July 11, 2014 consisted of convertible notes having an aggregate principal amount of $3,630,000.

We estimate that our general and administrative expense, exclusive of costs associated with the KGP, will approximate from $1,500,000 to $2,000,000 over the twelve-month period ending July 11,  2015. In largest part, these costs include administrative and accounting salaries, professional fees, and expenditures relating to our fund raising efforts.

If we are unable to raise the financing we need, our business plan may fail, and our stockholders could lose their investment. There can be no assurance that we will be successful in raising the capital we require, or that if the capital is offered, it will be subject to terms we consider acceptable. Investors should be aware that even if we are able to raise the funds we require, there can be no assurance that we will succeed in our acquisition, exploration or production plans and we may never be profitable.

As of July  11, 2014 we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, results of operations, liquidity or capital resources.

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

Petroleum and Natural Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are offset to the full cost pool. When we commence production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Costs of unproved properties are not amortized until the proved reserves associated with the projects can be determined or until impairment occurs. If an assessment of such properties indicates that properties are impaired, the amount of impairment is added to the capitalized cost base to be amortized.

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

The capitalized costs included in the full cost pool are subject to a "ceiling test" (based on the average of the first-day-of-the-month prices during the twelve-month period prior to May 31, 2014 pursuant to the SEC’s “Modernization of Oil and Gas Reporting” rule), which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized. If net capitalized costs exceed this limit, the excess is charged to expense in the current period. At May 31, 2014, all of our oil and gas interests were unproven.

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

We consider all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents.  Cash and cash equivalents totaled $215,087 and $476,522 at May 31, 2014 and August 31, 2013, respectively. We are exposed to a concentration of credit risk with respect to our cash deposits. We place cash deposits with highly rated financial institutions in the United States and Canada. At times, cash balances held in financial institutions may be in excess of insured limits. We believe the financial institutions are financially strong and the risk of loss is minimal. We have not experienced any losses with respect to the related risks and do not believe our exposure to such risks is more than normal.

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

Oil and natural gas revenues and lease operating expenses related to unproved oil and gas properties that are being evaluated for commercial viability are offset against the unamortized cost pool until proved reserves are established, or determination is made that the unproved properties are impaired. During the three and nine month periods ended May 31, 2014, we offset $310,741 and $935,064, respectively of lease operating expense, net of oil and gas revenue, into the full cost pool related to our unproven interests. During the three and nine month periods ended May 31, 2013, we offset  $366,518 and $747,134, respectively, of oil and gas revenue, net of lease operating expense, into the full cost pool related to our  unproven interests.

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

 Foreign Currency Gains and Losses

Our functional and reporting currency is the United States dollar. The functional currency of our Canadian subsidiaries is the Canadian dollar. Financial statements of our Canadian subsidiaries are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Transaction gains and losses are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. As of May 31, 2014, we have not entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Our Diluted EPS amounts did not differ from Basic EPS during the three and nine month periods ended May 31, 2014, or for the three month period ended May 31, 2013, as we generated a net loss during those periods. Our Diluted EPS amounts differ from Basic EPS for the nine months ended May 31, 2013 as we have adjusted the weighted average number of shares outstanding by 1,342,682 shares of one of our subsidiaries issued in connection with our acquisition of the Nahanni Assets, which are exchangeable for shares of the our restricted common stock.

See Note 1 to the Financial Statements included as part of this report for a discussion of recent accounting pronouncements.

ITEM 4.   CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as May 31, 2014, our disclosure controls and procedures were effective.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.   UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended May 31, 2014, fees totaling $52,500 were paid using 61,257 shares of our restricted common stock at a weighted average price of $0.857 per share in connection with ongoing consulting agreements with our Chief Executive Officer and an unrelated consultant, and in satisfaction of an administrative services agreement with our largest shareholder.

On June 2, 2014, $25,000 in principal payable on the 2013 Convertible Notes was converted to 25,000 shares of our common stock at a conversion price of $1.00 per share.

On June 2, 2014 James Hutton resigned as our President. On that date, $54,350 in fees remained payable to Hutton Capital Corp. (“Hutton Capital”), an entity controlled by Mr. Hutton.  We issued Hutton Capital 67,938 shares of our restricted common stock in payment of those fees. We also granted Hutton Capital 100,000 shares of our common stock as additional compensation for Mr. Hutton’s efforts while serving as our President. On June 2, 2014, the closing price of our common stock was $0.80 per share.

During June 2014, we sold an aggregate principal amount of $1,400,000 in connection with the 2014 Convertible Note Offering. See Part I, Item 2 of this report for more details.

We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the sale of the securities above. The purchasers and recipients of the securities were sophisticated investors who were provided full information regarding our business and operations. There was no general solicitation in connection with the offer or sale of these securities. Any certificates representing the securities bear restricted legends providing that they cannot be sold unless pursuant to an effective registration statement or an exemption from registration. Any shares issued in connection with conversion or exercise of these securities was or will be similarly restricted.

No commissions were paid in connection with the issuance or sale of the securities described above.

ITEM 6.   EXHIBITS

(b)	Exhibits

3.1.1	Articles of Incorporation(1)
3.1.2	Amendment to Articles of Incorporation(2)
3.2	Bylaws(3)
4.0	Form of Convertible Note – October 30, 2013(5)
4.1	Form of Convertible Note – June 12, 2014(6)
10.1	Agreement of Purchase and Sale between Devon Canada and EFL Overseas, Inc.(4)
10.2	Share Purchase Agreement between Nahanni Energy et.al and EFL Overseas, Inc. (4)
10.3	Kotaneelee Closing Agreement between Devon Canada and EFL Overseas, Inc. (4)
14.1	Code of Ethics for Principal Executive and Senior Financial Officers(4)
21.1	As of May 31, 2014, we had four consolidated subsidiaries;
EFLO Energy Yukon Ltd., a Canadian Corporation (100% owned)
1693730 Alberta Ltd, a Canadian Corporation (voting stock 100% owned)
1693731 Alberta Ltd, a Canadian Corporation (100% owned)
1700665 Alberta Ltd, a Canadian Corporation (100% owned by 1693730 Alberta Ltd)
31.1	Rule 13a-14(a) Certifications
31.2	Rule 13a-14(a) Certifications
32	Section 1350 Certifications
99.1	EFL Overseas Inc. – Audit Committee Charter(4)

101.INS	- XBRL Instance Document
101.SCH	- XBRL Taxonomy Extension Schema Document
101.CAL	- XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	- XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	- XBRL Taxonomy Extension Label Linkbase Document
101.PRE	- XBRL Taxonomy Extension Presentation Linkbase Document
__________________________
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on November 12, 2008.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K report dated April 28, 2010.
(3)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K report dated April 28, 2010.
(4)	Incorporated by reference to the Company’s Form10-K report for the year ended August 31, 2012, filed November 29, 2012.
(5)	Incorporated by reference to the Company’s Form 10-Q report for the quarter ended November 30, 2013, filed January 14, 2014.
(6)	Incorporated by reference to the Company’s Registration Statement on Form S-1filed June 16, 2014.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EFLO ENERGY, INC.

Dated: July 11, 2014	BY:	/s/ Keith Macdonald
Keith Macdonald,
Principal Executive Officer

	BY:	/s/ Robert Wesolek
Robert Wesolek,
Principal Financial and Accounting Officer