Form 10-Q
period 2014-11-30
EFLO ENERGY, INC.
filed 2015-01-14
CIK 1448806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2014

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

As of January 14, 2015, the registrant had 32,204,301 outstanding shares of common stock.

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties. Any statement which does not contain a historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors outlined in our latest Form 10-K filed with U.S. Securities Exchange Commission (“SEC”) on December 1, 2014 and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements.

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

EFLO ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
	2014	2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$241,752	$650,599
Accounts receivable; joint interest owners and other	1,587,852	1,589,898
Prepaids	165,254	47,864
Other	13,408	30,182
Total current assets	2,008,266	2,318,543

OIL AND GAS PROPERTIES, full cost method, unproven	50,518,238	50,305,989

OTHER ASSETS - Goodwill	1,194,365	1,194,365
Total assets	$53,720,869	$53,818,897

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,949,746	$4,250,625
Convertible notes, net of $144,996 and $233,964 of unamortized discount at November 30, 2014 and August 31, 2014, respectively	3,485,004	3,396,036
Asset retirement obligation - current	80,000	80,000
Total current liabilities	6,514,750	7,726,661

NONCURRENT LIABILITIES
Asset retirement obligations	17,934,250	17,759,023
Deferred income taxes	3,297,434	3,297,434
Total liabilities	27,746,434	28,783,118

STOCKHOLDERS' EQUITY
Capital Stock
Authorized:
10,000,000 preferred shares, par value $0.001 per share
150,000,000 common shares, par value $0.001 per share
Issued and outstanding:
20,895,708 and 19,897,714 common shares at November 30, 2014 and August 31, 2014, respectively	20,896	19,898
Additional paid-in capital	30,621,893	30,493,045
Accumulated other comprehensive loss	(105,116)	(90,423)
Accumulated deficit	(4,563,238)	(5,386,741)
Total stockholders' equity	25,974,435	25,035,779

Total liabilities and stockholders' equity	$53,720,869	$53,818,897

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EFLO ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	November 30, 2014	November 30, 2013
EXPENSES
Management and directors' fees	141,841	213,892
Stock-based compensation expense	19,488	115,979
Consulting fees	69,809	157,798
Professional fees	136,610	133,153
Financing fees	-	176,822
Office, travel and general	63,926	91,879
Accretion of asset retirement obligations	175,227	170,668
Total Expenses	606,901	1,060,191

OPERATING LOSS	(606,901)	(1,060,191)

OTHER INCOME (EXPENSE)
Interest expense	(215,194)	(34,704)
Gain on forgiveness of accounts payable	1,645,598	-
NET INCOME (LOSS) before taxes	823,503	(1,094,895)
Provision for income tax	-	-
NET INCOME (LOSS)	$823,503	$(1,094,895)
Foreign currency translation	(14,693)	6,101
COMPREHENSIVE INCOME (LOSS)	$808,810	$(1,088,794)

INCOME (LOSS) PER SHARE
Basic	$0.04	$(0.06)
Diluted	$0.03	$(0.06)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,908,681	19,488,298
Diluted	23,753,448	19,488,298

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EFLO ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	November 30, 2014	November 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$823,503	$(1,094,895)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation and fee payments	19,488	123,016
Amortization of convertible note discount	88,968	15,306
Unrealized foreign exchange losses	(14,693)	6,101
Gain on forgiveness of accounts payable	(1,645,598)	-
Accretion of asset retirement obligations	175,227	170,668
Changes in working capital items -
Accounts receivable	2,046	(149,277)
Prepaids and other	(100,616)	(70,896)
Accounts payable and accrued liabilities	455,077	212,167
Net cash used in operating activities	(196,598)	(787,810)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures on oil and gas properties, net	(212,249)	(236,838)
Net cash used in investing activities	(212,249)	(236,838)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	2,255,000
Net cash provided by financing activities	-	2,255,000

INCREASE (DECREASE) IN CASH	(408,847)	1,230,352

CASH, BEGINNING OF PERIOD	650,599	476,522

CASH, END OF PERIOD	$241,752	$1,706,874

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
NON-CASH INVESTING ACTIVITIES:
Accrued expenditures on oil and gas properties	$643,609	$-
NON-CASH FINANCING ACTIVITIES:
Common stock issued for services	$110,395	$52,500
Exchangeable shares granted for Nahanni assets	$-	$533,803

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EFLO ENERGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  BASIS OF PRESENTATION

Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of EFLO Energy, Inc. (the “Company”), have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended August 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation have been made. Operating results for the three months ended November 30, 2014 are not necessarily indicative of the results that may be expected for the year ending August 31, 2015.

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

The Company adopted ASU 2014-10 on September 1, 2014 and has applied its guidance in the preparation of these unaudited interim consolidated financial statements.  The application of ASU 2014-10 resulted in the removal of 1) inception-to-date information in the statements of operations and cash flows, 2) labels on the financial statements indicating the Company’s exploration stage status, 3) certain historic disclosures describing exploration stage activities in which the Company has been engaged. The Company does not believe, however, that the removal of this information has a material effect on its unaudited interim consolidated financial statements or the related footnote disclosures thereto.

In August 2014, the FASB issued Accounting Standard Update No. 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern. The amendments require management to perform interim and annual assessments of an entity's ability to continue as a going concern and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The standard applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact that this new guidance will have on its financial statements.

2.  OIL AND GAS PROPERTIES

Oil and Gas Acquisition – Kotaneelee Gas Project (the “KGP”)

As a result of two working interest acquisitions, the Company generally owns a 53.65% working interest in the KGP, including a 100% working interest in one shut in gas well.

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

Development costs incurred to obtain access and provide facilities for extracting, gathering, treating and storing oil and gas related to unproved oil and gas properties that are being evaluated for economic viability are capitalized to the full cost pool until proved reserves are established, or determination is made that the unproved properties are impaired. During the three months ended November 30, 2014 and 2013, the full cost pool was increased by $212,249 and $236,838, respectively, as a result of these costs.

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

The following table summarizes amounts comprising the Company’s asset retirement obligations as of November 30, 2014:

Asset Retirement Obligations
Balance, August 31, 2013	$17,146,750
Liabilities incurred (acquired)	––
Accretion expense	692,273
Liabilities (settled)	––
Changes in asset retirement obligations	––
Balance, August 31, 2014	17,839,023
Liabilities incurred (acquired)	––
Accretion expense	175,227
Liabilities (settled)	––
Changes in asset retirement obligations	––
Total Balance, November 30, 2014	$18,014,250
Total Balance, November 30, 2014 – Current	$80,000
Total Balance, November 30, 2014 – Long Term	$17,934,250

4.  CONVERTIBLE NOTES PAYABLE

As of November 30, 2014 and August 31, 2014, convertible notes consisted of the following:

Convertible Notes – November 30, 2014	Principal Amount	Discount	Balance as of November 30, 2014
2013 Convertible Note Offering (net of $25,000 principal conversion)	$2,230,000	$(144,996)	$2,085,004
2014 Convertible Note Offering	1,400,000	––	1,400,000
Total convertible notes, net	$3,630,000	$(144,996)	$3,485,004

Convertible Notes – August 31, 2014	Principal Amount	Discount	Balance as of August 31, 2014
2013 Convertible Note Offering (net of $25,000 principal conversion)	$2,230,000	$(233,964)	$1,996,036
2014 Convertible Note Offering	1,400,000	––	1,400,000
Total convertible notes, net	$3,630,000	$(233,964)	$3,396,036

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

During the three months ended November 30, 2014, the Company recognized $83,625 in interest expense relating to the 2013 Convertible Notes. During the three months ended November 30, 2013, the Company paid $176,400 in finders’ fees and recognized $34,704 in interest expense relating to the 2013 Convertible Notes.

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

2014 Convertible Note Offering

During June 2014, the Company sold convertible notes having an aggregate principal amount of $1,400,000 (the “2014 Convertible Notes”), to two accredited investors, and one non-accredited investor, under the following general terms (the “2014 Convertible Note Offering”):

●	the maturity date of the 2014 Convertible Notes is December 31, 2014. Subsequent to November 30, 2014, the maturity date of the 2014 Convertible Notes was extended to January 31, 2015 (see Note 7);
●
at the option of the note holder, the principal amount of the 2014 Convertible Notes was to be convertible into shares of the Company’s common stock at a price per share to be determined in connection with the Company’s planned offering of shares upon migration to a senior stock exchange, less a 10% discount (the “2014 Conversion Right”);

●
a 6% financing fee on the principal sum of the 2014 Convertible Notes, is payable at the option of the note holder, in shares of the Company’s common stock (the number of which is to be calculated using the closing market price of the Company’s shares at the notes’ maturity date), or in cash of $84,000.

●
the 2014 Convertible Notes are non-interest bearing so long as they are paid or converted prior to their maturity date. In the event of default, or if a 2014 Convertible Note is not paid, or converted on or within ten (10) days following its maturity date:

	a.	the note will bear interest at 10% per annum, payable monthly; and
b.
an additional 4% financing fee (the Default Financing Fee) on the then outstanding principal balance of the 2014 Convertible Note(s) shall become due and payable. The Company is obligated to pay the Default Financing Fee in common shares at a conversion price equal to the closing market price of the common shares on the date of an event of default, or at the maturity date, whichever is earliest.

Entities controlled in part or in whole, by the Company’s Chairman and former President acquired $1,000,000 and $350,000 of 2014 Convertible Notes under these terms.

During the three months ended November 30, 2014 and 2013, the Company recognized $42,000 and $0 in interest expense relating to the 2014 Convertible Notes, respectively.

5.  CAPITAL STOCK AND STOCK-BASED COMPENSATION

Sales of Common Stock

During December 2014, in connection with cost cutting efforts, Holloman Corporation and Niconsult GmbH voluntarily terminated their service agreements with the Company (see Note 6). The effective date of those terminations was June 1, 2014. As a result, the Company recognized no fees payable to these entities during three months ended November 30, 2014. The Company also adjusted fees totaling $22,500 related to the three months ended August 31, 2014, which had been paid using 23,991 shares of its restricted common stock, at a weighted average price of $0.938 per share. This adjustment resulted in the recognition of a gain on forgiveness of accounts payable of $22,500 as of November 30, 2014.

During the three months ended November 30, 2013 fees totaling $52,500 were paid using 48,892 shares of the Company’s restricted common stock, at a weighted average price of $1.074 per share.

Sale of Convertible Notes

On October 30, 2013 the Company issued the 2013 Convertible Notes having an aggregate principal amount of $2,255,000. The Company also issued the Stock Purchase Warrants in connection with the 2013 Convertible Note Offering providing for the purchase of up to 1,127,500 shares of its common stock (1 full share for each $2.00 invested in the 2013 Convertible Notes) at an exercise price of $1.25 per share for a period of three years (see Note 4). In total, the Company has reserved 3,382,500 shares of its common stock (comprised of 2,230,000 shares issuable on conversion of the residual principal of the 2013 Convertible Notes and 1,127,500 shares issuable on exercise of the Warrants) or such greater number of shares as may be issuable upon election of interest repayment in common stock under the terms of the 2013 Convertible Notes.

On June 2, 2014, $25,000 in principal payable on the 2013 Convertible Notes was converted to 25,000 shares of the Company’s common stock at a conversion price of $1.00 per share.

Stock-Based Compensation

During the three months ended November 30, 2014 and 2013, the Company recognized $19,488 and $123,016, respectively, of non-cash expense related to stock-based compensation under its 2012 Non-Qualified Stock Option Plan (the “Option Plan”). As of November 30, 2014, $27,310 of total unrecognized compensation cost remains under the Option Plan. All of this amount is expected to be recognized during the remainder of fiscal 2015.

6.   RELATED PARTY TRANSACTIONS

Effective January 20, 2011, a company controlled by the Company’s Chief Executive Officer, its Chief Financial Officer, and an unrelated consultant (the “Finders”) entered into an agreement with the Company providing for the payment of finder’s compensation ranging from 5% (on transaction values greater than $1,000,000) to 10% (on transactions valued up to $300,000) on transactions introduced to the Company by or through the Finders for a period of two years (the “Finder’s Fee Agreement”). Under the Finder’s Fee Agreement, compensation is divided between the Finders and the Finders may elect whether the finder’s compensation is payable in cash, or shares of the Company’s restricted common stock. The Finder’s Fee Agreement specifically recognizes that the KGP has been presented to the Company by the Finders. Subsequent to November 30, 2014, two of the Finders settled the fees payable under the Finders’ Fee Agreement at no cost to the Company (see Note 7).

Effective September 1, 2013, the Company executed an administrative services agreement with Holloman Corporation. Under this agreement, fees of $5,000 per month are payable to Holloman Corporation covering; office and meeting space, supplies, utilities, office equipment, network access and other administrative facilities costs. These fees are payable quarterly in shares of the Company’s restricted common stock at the closing price of the stock on the last trading-day of the applicable monthly billing period. During December 2014, in connection with cost cutting efforts, Holloman Corporation voluntarily terminated its administrative services agreement with the Company. The effective date of that termination was June 1, 2014. As a result, the Company recognized no fees payable to Holloman Corporation during three months ended November 30, 2014. The Company also adjusted fees totaling $15,000 related to the three months ended August 31, 2014, which had been paid using 15,994 shares of its restricted common stock, at a weighted average price of $0.938 per share.

Of the fees paid in stock during the three months ended November 30, 2013, consulting fees in the amounts of $30,000, were earned by an entity controlled by the Company’s Chief Executive Officer.

The Company’s Chief Executive Officer purchased $50,000 in 2013 Convertible Notes (including 25,000 Stock Purchase Warrants), in connection with the 2013 Convertible Note Offering. The chairman of the Company’s board of directors is also a director of Pacific World Energy Corporation (“Pacific World”) which holds $1,000,000 in the principal amount of the 2014 Convertible Notes (See Note 4).

7.   SUBSEQUENT EVENTS

2014 Convertible Notes

On December 30, 2014, the 2014 Convertible Note Holders agreed to extend the maturity date of the 2014 Convertible Notes to January 31, 2015 (see Note 4).

Liability Settlements

Effective January 12, 2015, the Company (together with its officers and directors), two of the 2014 Convertible Note holders, and other interested parties entered into a settlement agreement (the “Settlement Agreement”). The Settlement Agreement was undertaken in an effort to reduce costs, decrease liabilities and support the Company’s future operations. Under the terms of the Settlement Agreement, two of the 2014 Convertible Note holders agreed to accept payment of principal and interest aggregating $1,431,000 ($1,350,000 principal / $81,000 interest) due under the 2014 Convertible Notes in 11,007,692 shares of the Company’s common stock calculated using a price of  $0.13 per share. As a result, Pacific World Energy Corporation became the Company’s largest shareholder. In that connection, the Company’s current Chief Executive and Chief Financial Officers agreed to resign as officers and members of the Company’s board of directors effective January 15, 2015, in favor of candidates nominated by Pacific World.

The Settlement Agreement also provides for the following liability settlements, the aggregate amount of which are to be paid in 1,322,885 shares of the Company’s common stock calculated using a price per share of $0.13:

Description of Liability	Original Liability Amount	Agreed Settlement Amount
Finders Fees	$1,079,802	$––
Directors Fees	451,750	55,900
Management Fees	233,848	116,075
Consulting Fees	33,428	––
	$1,798,828	$171,975

Of the liabilities subject to the Settlement Agreement, $1,755,956 accrued as of November 30, 2014, were subsequently settled for $132,858 using 1,021,984 shares of the Company’s common stock. Accordingly, the Company has adjusted the estimated book value of those liabilities and recorded an additional gain on the forgiveness of accounts payable of $1,623,098 as of November 30, 2014 (also see Note 5).

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

EFLO Energy, Inc. (formerly, EFL Overseas, Inc.) was incorporated in Nevada on July 22, 2008. We are engaged in the acquisition, exploration and development of oil and gas properties in the United States and Canada. Under U.S. GAAP we have only one reportable operating segment which focuses upon our development of the Kotaneelee Gas Project (the “KGP”).

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

We completed our acquisition of an initial working interest of 22.989% (including a 69.337% working interest in one shut in gas well) in the KGP on July 18, 2012, with an effective date of July 1, 2012. Since that date, we have been responsible for the operations of the KGP and have recognized our portion of its related net revenues (which are immaterial) and development costs as an increase to the unamortized cost pool related to our unproven interests while economic viability is being evaluated.

Prior to our initial working interest acquisition in the KGP, we had generated no revenues.

The Kotaneelee Gas Project (“KGP”) – Yukon Territory, Canada

Working Interest Acquisitions

The KGP covers 30,188 gross acres in the Yukon Territory in Canada, and includes a gas dehydration plant, one shut in gas well, one water disposal well (capacity: 6,000 bbl/d), and two suspended gas wells.  The KGP has a fully developed gas gathering, sales and delivery infrastructure, airstrip, roads, flarestack, storage tanks, barge dock and a 24 person permanent camp facility.  The KGP’s gas dehydration plant has a processing capacity of 70 MMcf/d, outlet gas compression of 1,200 psig and is tied-in to a 24-inch gas sales line to a gas processing plant in Fort Nelson, British Columbia.  The Fort Nelson plant is owned and operated by Spectra Energy and connected to the North American gas grid with a delivery capacity of approximately 1 Bcf/d.

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

On July 18, 2012, the Company completed an acquisition of Devon Canada’s (“Devon”) entire right and interest (generally a working interest of 22.989%, with a working interest of 69.337% in one subsequently shut in gas well) in the KGP. As consideration for Devon’s working interest in the KGP, (the “Devon Assets”), the Company paid approximately $23,298,000. The consideration was comprised of $290,000 in cash, 7,250,000 shares of our restricted common stock valued at $15,950,000, and the absorption of approximately $7,058,000 in asset retirement obligations.

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

Future Development and Exploration

During the year ended August 31, 2014, we pursed a variety of geological, geophysical and engineering studies related to the KGP including, but not limited to seismic reprocessing and reinterpretation, mapping and subsurface modeling. Although certain of these studies are still underway, we believe the results in hand enhance our understanding of, and the overall value of, the KGP. Our long term exploration plan for the KGP involves the exploitation of both conventional and unconventional (shale) gas resources. Phase one of that plan includes the rework or recompletion of up to three wells, and the drilling, completion and equipping of two new wells. These efforts will focus on previously identified or tested conventional gas zones. During phase one, we intend to target lower cost development and exploration targets with the potential to create positive cash flows and long term sustainability for the KGP. During this period we also plan to carry out feasibility studies to investigate the potential of developing a modular LNG project to supply LNG to the Yukon and other areas of northwestern Canada. Early estimates indicate the cost of phase one may range from $20,000,000 to $25,000,000 on a gross basis. We expect that approximately $5,000,000 to $7,000,000 in costs associated with phase one exploration to be incurred during the next twelve months.

Phases two and three of our exploration plan anticipate further development of conventional reservoirs and testing and development of shale resources.

Financial Condition and Results of Operations

KGP

Development costs incurred to obtain access and provide facilities for extracting, gathering, treating and storing oil and gas related to unproved oil and gas properties that are being evaluated for economic viability are added to the full cost pool until proved reserves are established, or determination is made that the unproved properties are impaired. During the three months ended November 30, 2014 and 2013, the full cost pool was increased by $212,249 and $236,838, respectively, as a result of these costs.

The San Miguel Lease

During April and May 2011, we drilled and completed a test well,  and earned our initial interest in the San Miguel Lease. The test well encountered oil and was completed as a producer. After completion, however, we determined that the oil was subject to significant viscosity changes related to temperature reductions from formation to recovery at surface. To date, oil viscosity has prohibited economic operation. Although we continue to investigate various methods to improve production from the Test Well, we cannot estimate what cost, if any, will be associated with future production efforts on the San Miguel Lease. During 2012 we determined that the book value of the San Miguel Lease was impaired to the extent of its carrying value. Accordingly, the carrying value of the San Miguel Lease was written off. We have made no additional expenditures on the San Miguel Lease since November 30, 2011.

We have no current plans to spend the funds necessary to earn an additional interest in the San Miguel Lease. In the event we are unable to substantially improve production, we intend to abandon the Test Well, or actively pursue the sale of our interest in the San Miguel Lease.

Other

Our operating loss for the three months ended November 30, 2014, decreased by approximately $453,000 or 43% (from $1,060,191 to $606,901) when compared to the three months ended November 30, 2013. This net decrease resulted from lower costs in nearly all categories, including the following items of significance:

1.
A current period decrease of approximately $72,000 or 34% (from $213,892 to $141,841) in management and directors fees relating to a planned reduction is management personnel and a purposeful conservation in fee billings by the remaining members of the management group;

2.
A current period decrease of approximately $96,000 or 83% (from $115,979 to $19,488) in stock based compensation consisting entirely of lower amortized expense generated in connection with the aging of grants under the terms of our 2012 Non-Qualified Stock Option Plan.

3.
A current period decrease of approximately $88,000 or 56% (from $157,798 to $69,809) in consulting fees relating to a planned reduction in consulting personnel, the forgiveness of fees by certain consultants and a purposeful conservation in fee billings by the remaining members of our consulting group;

4.	A current period decrease of $176,800 in costs incurred in connection with the 2013 Convertible Note offering during October 2013, which were not repeated during the current period;

5.
A current period decrease of $28,000 or 30% (from $91,879 to $63,926) in office, travel and general expense relating to a planned reduction in travel expense, and a forbearance from charging certain administrative fees by Holloman corporation.

During the three month periods ended November 30, 2014 and 2013 we recognized interest expense of $215,194 and $34,704, respectively incurred in connection with the 2013 Convertible Note and 2014 Convertible Note Offerings.

During the three month period ended November 30, 2014, we recognized $1,645,598 in gains related to the forgiveness of accounts payable, consisting of $22,500 related to forgiveness of consulting and administrative fees previously incurred, and $1,623,098 relating to the Settlement Agreement. See Notes 5 and 7 to the financial statements included with this report.

From September 2012 through May 2014, we used fuel gas from the Spectra pipeline system to maintain operations at the KGP. This fuel gas was to be re-delivered into the Spectra pipeline once production at the KGP was re-established. In March 2014, we agreed to purchase monthly fuel gas from Spectra on an as-used basis (approximately 10,075 gigajoules “GJs” per month). We also agreed to repay Spectra in cash, or in kind, prior to December 31, 2014, for our previous consumption of fuel gas (approximately 174,000 GJs at an estimated net cost to us of approximately $262,000). We are currently renegotiating the repayment due date of this obligation with Spectra.

We have initiated cost saving measures, including the termination of directors fees effective September 1, 2013, and intend to decrease our administrative costs further during the upcoming fiscal quarter.

Liquidity and Capital Resources

Since inception, we have expended net cash of $7,137,960 to fund our operating activities, and have invested net cash of $3,134,137 in our oil and gas assets. As of November 30, 2014, we have negative working capital of approximately $4,506,484. Of that amount approximately $770,000 in accrued liabilities (consisting of finders’, Director’s and other fees), $445,000 in accrued interest, and $2,230,000 in net principal outstanding on the 2013 Convertible Notes are expected to be paid in shares of our common stock. During January 2015, we completed a settlement agreement in which certain of our accrued liabilities were settled at a gain to us (see below).

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

On October 30, 2013 we sold convertible notes having an aggregate principal amount of $2,255,000 (the “2013 Convertible Notes”), to 22 accredited investors, under the following general terms (the "2013 Convertible Note Offering"):

●	the maturity date of the 2013 Convertible Notes is April 30, 2015;
●	the principal amount of the 2013 Convertible Notes is convertible into shares of our common stock at a price of $1.00 per share;
●	the 2013 Convertible Notes bear interest at 15% per annum payable, at our election, in cash or shares of our common stock at a rate of $1.25 per share; and
●
we also issued stock purchase warrants in connection with the 2013 Convertible Note Offering providing for the purchase of up to 1,127,500 shares of our common stock (1 full share for each $2.00 invested in the 2013 Convertible Notes”) at an exercise price of $1.25 per share for a period of three years (the "Stock Purchase Warrants”).

On June 2, 2014, $25,000 in principal payable on the 2013 Convertible Notes was converted to 25,000 shares of our common stock at a conversion price of $1.00 per share. In total, we reserved 3,357,500 shares of our common stock (comprised of 2,230,000 shares issuable on conversion of the residual principal of the 2013 Convertible Notes and 1,127,500 shares issuable on exercise of the Warrants) or such greater number of shares as may be issuable upon election of interest repayment in common stock under the terms of the 2013 Convertible Notes.

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

●	the maturity date of the 2014 Convertible Notes, as extended, is January 31, 2015 (see below);
●
at the option of the note holder, the principal amount of the 2014 Convertible Notes was to be convertible into shares of the Company’s common stock at a price per share to be determined in connection with the Company’s planned offering of shares upon migration to a senior stock exchange, less a 10% discount (the “2014 Conversion Right”);

●
a 6% financing fee on the principal sum of the 2014 Convertible Notes, is payable at the option of the note holder, in shares of the Company’s common stock (the number of which is to be calculated using the closing market price of the Company’s shares at the notes’ maturity date), or in cash of $84,000.

●
the 2014 Convertible Notes are non-interest bearing so long as they are paid or converted prior to their maturity date. In the event of default, or if a 2014 Convertible Note is not paid, or converted on or within ten (10) days following its maturity date:

a.	the note will bear interest at 10% per annum, payable monthly; and
b.
an additional 4% financing fee (the Default Financing Fee) on the then outstanding principal balance of the 2014 Convertible Note(s) shall become due and payable. We are obligated to pay the Default Financing Fee in shares of our common at a conversion price equal to the closing market price of our common shares on the date of an event of default, or at the maturity date, whichever is earliest.

Entities controlled in part or in whole, by our Chairman acquired $1,000,000 of 2014 Convertible Notes Offering under these terms.

On December 30, 2014, the 2014 Convertible Note Holders agreed to extend the maturity date of the 2014 Convertible Notes to January 31, 2015

The 2013 Convertible Notes and 2014 Convertible Notes enhanced our capital resources and supported on-going operations including the acquisition of scientific and engineering data relating to our oil and gas assets.

Effective January 20, 2011, a company controlled by our Chief Executive Officer, our Chief Financial Officer, and an unrelated consultant (the “Finders”) entered into an agreement with us providing for the payment of finders’ compensation ranging from 5% (on transaction values greater than $1,000,000) to 10% (on transactions valued up to $300,000) on transactions introduced to us by or through the Finders for a period of two years (the “Finders’ Fee Agreement”). Under the Finders’ Fee Agreement, compensation is divided among the Finders and the Finders may elect whether the finders’ compensation is payable in cash, or shares of our restricted common stock. The Finders’ Fee Agreement specifically recognizes that the KGP has been presented to us by the Finders. As of November 30, 2014, finders’ compensation of $1,619,621 had been accrued under the Finders’ Fee Agreement. Subsequent to November 30, 2014, the Finders settled the fees payable under the Finders’ Fee Agreement at a significant discount to its original terms (see below).

Effective January 12, 2015, we (together with our officers and directors), two of the 2014 Convertible Note holders, and other interested parties entered into a settlement agreement (the “Settlement Agreement”). The Settlement Agreement was undertaken in an effort to reduce costs, decrease liabilities and support our future operations. Under the terms of the Settlement Agreement, two of the 2014 Convertible Note holders agreed to accept payment of principal and interest aggregating $1,431,000 ($1,350,000 principal / $81,000 interest) due under the 2014 Convertible Note holders in 11,007,692 shares of the our common stock calculated using a price of  $0.13 per share. As a result, Pacific World Energy Corporation became our largest shareholder. In that connection, our current Chief Executive and Chief Financial Officers agreed to resign as officers and members of our board of directors effective January 15, 2015, in favor of candidates nominated by Pacific World.

The Settlement Agreement also provides for the following liability settlements, the aggregate amount of which are to be paid with 1,322,885 shares of our common stock calculated using a price per share of $0.13:

Description of Liability	Original Liability Amount	Agreed Settlement Amount
Finders Fees	$1,079,802	$––
Directors Fees	451,750	55,900
Management Fees	233,848	116,075
Consulting Fees	33,428	––
	$1,798,828	$171,975

Other than residual Finders’ Fee payable to an unrelated consultant, and obligations associated with the operation, acquisition and exploration of our oil and gas leases disclosed elsewhere in this report, our material future contractual obligations as of November, 30, 2014 consisted of the 2013 Convertible Notes and 2014 Convertible Notes having an aggregate principal amount of $3,630,000.

We anticipate that our acquisition of the KGP will generate significant capital requirements.  During the twelve month period ending January 31, 2016, early estimates indicate that investment in the KGP, including operating costs, the acquisition of additional working interests, and phase one exploration costs may range from $5,000,000 to $7,000,000. We are attempting to raise the capital needed to implement our business plan.

We believe our plan of operations, exclusive of costs associated with the KGP or other acquired assets, will require from $1,000,000 to $1,500,000 in financing over the twelve-month period ending January 31, 2016, to cover general, administrative, and other costs.

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

As of January 14, 2015, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, result of operations, liquidity or capital resources.

Critical Accounting Policies and Estimates

Measurement Uncertainty

The preparation of consolidated financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We regularly evaluate estimates and assumptions. We base our estimates and assumptions on current facts, historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to our consolidated financial statements relate to the collectability of accounts receivable, the carrying values of oil and gas properties, asset retirement obligations, the valuation of goodwill, determination of fair values of stock-based transactions, deferred income tax rates, and environmental risks and exposures.

Allowance for Doubtful Accounts

We routinely assess the recoverability of all material receivables to determine their collectability. All of our receivables are from joint venture partners. We are exposed to a concentration of credit risk with respect to our accounts receivable. We believe our financial partners are financially strong and the risk of loss is minimal. We accrue a reserve on a receivable when, based on our judgment, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. As of November 30, 2014 and August 31, 2014, we  had no amount recorded as an allowance for doubtful accounts.

Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. When we commence production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. We do not amortize costs of unproved properties until the proved reserves associated with the projects can be determined or until impairment occurs.   We periodically assess potential impairment of our unproven properties by applying factors based on historical asset experience, average holding periods for unproven properties and other data such as remaining lease term, and geological and geophysical information. If an assessment of such properties indicates that properties are impaired, we added the amount of impairment to the capitalized cost base to be amortized.

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

The capitalized costs included in the full cost pool are subject to a "ceiling test" (based on the average of the first-day-of-the-month prices during the preceding twelve-month period pursuant to the SEC's "Modernization of Oil and Gas Reporting" rule), which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized. If net capitalized costs exceed this limit, the excess is charged to expense in the current period. At November 30, 2014, and August 31, 2014 all of our oil and gas interests were unproven.

We account for sales of proved and unproved properties as adjustments of capitalized costs and recognize no gain or loss, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case we recognize the gain or loss in the statement of operations.

Oil and Gas Acquisitions

We account for all property acquisitions that include working interests in proved leaseholds, both operated and non-operated, that would generate more than an immaterial balance of goodwill as business combinations. We do not apply acquisition accounting to the purchase of oil and gas properties entirely comprised of unproved leaseholds. In large part, however, our acquisitions of the KGP targeted its infrastructure which is capable of being conducted and managed as a business in our hands. The KGP’s principal business activities included the production of natural gas, with access to a proven customer base. In accordance with this guidance, we have recognized the fair value of all the assets acquired and liabilities assumed in connection with our KGP working interest acquisitions from Devon and Nahanni effective July 18, 2012 and October 17, 2012, respectively

On an ongoing basis, we conduct assessments of net assets acquired to determine if acquisition accounting is appropriate.  When we determine a "business" has been acquired under the requirements of ASC Topic 805, we record assets acquired and liabilities assumed at their estimated acquisition date fair values, while transaction and integration costs associated with the acquisitions are expensed as incurred.  We use relevant market assumptions to determine fair value and allocate purchase price, such as future commodity pricing for purchased hydrocarbons, market multiples for similar transactions and replacement value for certain equipment.  Many of the assumptions are unobservable.

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

We consider all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents.  Cash and cash equivalents totaled $241,752 and $650,599 at November 30, 2014 and August 31, 2014, respectively. We are exposed to a concentration of credit risk with respect to our cash deposits. We place cash deposits with highly rated financial institutions in the United States and Canada. At times, cash balances held in financial institutions may be in excess of insured limits. We believe the financial institutions are financially strong and the risk of loss is minimal. We have not experienced any losses with respect to the related risks and do not believe our exposure to such risks is more than normal.

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

We generated no revenue during the three month periods ended November 30, 2014 and 2013.

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

 Foreign Currency Gains and Losses

Our functional and reporting currency is the United States dollar. The functional currency of our Canadian subsidiaries is the Canadian dollar. Financial statements of our Canadian subsidiaries are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Transaction gains and losses are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. As of November 30, 2014, we have not entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Earnings per share

We present both basic and diluted earnings (loss) per share (EPS) on the face of the consolidated statements of operations. Basic EPS is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, and stock options and warrants using the treasury stock method. Diluted EPS excludes all dilutive potential shares unless their effect is anti-dilutive. Our Diluted EPS amounts differed from Basic EPS during the three month period ended November 30, 2014 as a result of 3,844,767 shares which are exchangeable or convertible into shares of our Common Stock under acquisition or convertible note agreements. Our Diluted EPS amounts did not differ from Basic EPS during the three month period ended November 30, 2013, as we generated a net loss during that period.

See Note 1 to the Financial Statements included as part of this report for a discussion of recent accounting pronouncements.

ITEM 4.   CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as November 30, 2014, our disclosure controls and procedures were effective.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.   UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

See Notes 5 and 7 to the financial statements included with this report.

We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of the shares described in Notes 5 and 7. The certificates representing the shares of common stock bear a restricted legend providing that they cannot be sold unless pursuant to an effective registration statement or an exemption from registration.  We did not pay any underwriting discounts or sales commissions in connection with the issuance of these shares.

ITEM 5.   OTHER INFORMATION

Effective January 15, 2015, Keith Macdonald will resign as our Chief Executive Officer, Secretary and Director, and Al Conrad Kerr Jr. will be appointed as our Chief Executive Officer and Director.  Effective January 15, 2015, Robert Wesolek will also resign as our Chief Financial and Accounting Officer and Director and Matthew Anderson will be appointed as our Chief Financial and Accounting Officer. Nico Civelli will also be appointed as a member of our Board of Directors on January 15, 2015. These resignations and appointments were made in accordance with the Settlement Agreement (see Note 7 to the financial statements included in this report). In an effort to reduce costs, decrease liabilities and support the Company’s future operations, Mr. Macdonald and Mr. Wesolek have agreed to settle fees payable to them in the aggregate amount of $1,393,500 for $121,825 to be paid using 937,115 shares of our common stock calculated at a price per share of $0.13:

Mr. Al Conrad Kerr Jr. (Age 58) is a senior energy professional with over thirty (30) years of diversified experience in the natural gas, LNG, power generation, exploration and production industries in Africa, Asia, the Middle East and North America. His experience includes international business development, project execution and marketing as well as strategy planning. Since October 2014 Mr. Kerr has been the principle of Northern Ocean Star LLC, an energy-consulting firm focused on natural gas monetization. Mr. Kerr has served as the Vice President of Pacific LNG Operations Ltd. in Singapore, a natural gas exploration/development company, (2011 – 2014). Between June 2009 through January 2011, Mr. Kerr was a Principal of Caribbean LNG (Jamaica) Limited, a company working to develop natural gas distribution in Jamaica.  Previously, Mr. Kerr was a Managing Director – Head of Global LNG at Merrill Lynch Commodities Inc. (2007 – 2009).  Mr. Kerr previously worked for Mobil and ExxonMobil (1996 - 2007), Tenneco Gas Company (1994 – 1996), TransAlta Utility Corp. (1992 – 1994), Stewart and Stevenson Corporation (1986 – 1992) and Koomey Incorporated (1980 – 1985).  He has served on the Board on Blacksands Petroleum Inc. (BSPE) since December 2014. Mr. Kerr has a Bachelor’s Degree in Business Administration from the University of Texas. Mr. Kerr was previously an Officer in the U.S. Merchant Marines with a Captain’s License from the United States Coast Guard.

Mr. Nico Civelli (Age 37), is a Zurich-based independent financial advisor who has provided financial consultancy services through his wholly-owned company Niconsult GmbH since 2005. In this capacity, Mr. Civelli works closely with several leading European and North American private asset management companies and funds, which specialize in the natural resources sector. Mr. Civelli studied at the Universities of Zurich and St. Gallen in Switzerland and completed a Masters Degree in Applied Finance at the University of Southern Queensland in Australia. Mr. Civelli is currently Vice President of Finance and director of Terra Nova Energy Ltd. (since 2012), an oil and gas exploration company and Callinex Mines Inc. (since 2013), a mineral exploration, both listed on the TSXV. Since 2011, Mr. Civelli has also served as VP Finance of Pacific LNG (Singapore) and since 2014, as director and VP Finance & Strategy for Pacific Hunt Pte Ltd., a private oil and gas exploration company with concessions in Myanmar.

Mr. Anderson (Age 31) holds a Bachelor of Commerce degree from McGill University and obtained his Chartered Accountant designation in 2008.  Matt is a Senior Consultant with Malaspina Consultants Inc. a private company that provides accounting and administrative infrastructure to junior public companies. He serves or has served as CFO of I-Minerals Inc. (since July 2011) as well as several other junior public companies including Terra Nova Energy Ltd. (since October 2014), Wolfpack Gold Corp. (from October 2012 to September 2014), Search Minerals Inc. (since January 2010), Dynamic Oil & Gas Exploration Inc. (since January 2014), Tigris Uranium Corp. (from October 2012 to May 2013) and Explorator Resources Inc. (from October 2010 to May 2011).

Mr. Kerr and Mr. Civelli own directly and indirectly 100,000 and 37,199 shares of our common stock, respectively.

ITEM 6.   EXHIBITS

(b)	Exhibits

3.1.1	Articles of Incorporation(1)
3.1.2	Amendment to Articles of Incorporation(2)
3.2	Bylaws(3)
4.0	Form of Convertible Note – October 30, 2013(5)
4.1	Form of Convertible Note – June 12, 2014(6)
10.1	Agreement of Purchase and Sale between Devon Canada and EFL Overseas, Inc.(4)
10.2	Share Purchase Agreement between Nahanni Energy et.al and EFL Overseas, Inc. (4)
10.3	Kotaneelee Closing Agreement between Devon Canada and EFL Overseas, Inc. (4)
10.4	Settlement Agreement effective January 5, 2015
14.1	Code of Ethics for Principal Executive and Senior Financial Officers(4)
21.1	As of November 30, 2014, we had four consolidated subsidiaries;
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

EFLO ENERGY, INC.

Dated: January 14, 2015	BY:	/s/ Keith Macdonald
Keith Macdonald,
Principal Executive Officer

	BY:	/s/ Robert Wesolek
Robert Wesolek,
Principal Financial and Accounting Officer