Form 10-Q
period 2015-02-28
EFLO ENERGY, INC.
filed 2015-04-14
CIK 1448806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2015

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

As of April 14, 2015, the registrant had 32,204,299 outstanding shares of common stock.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

EFLO ENERGY, INC.
Condensed Consolidated Balance Sheets

(Unaudited - Expressed in US dollars)

	February 28, 2015 $	August 31, 2014 $

ASSETS

CURRENT ASSETS
Cash	158,905	650,599
Accounts receivable; joint interest owners and other	1,292,291	1,589,898
Prepaids	111,507	47,864
Other	15,922	30,182
	1,578,625	2,318,543

OIL AND GAS PROPERTIES, full cost method, unproven	50,534,546	50,305,989
OTHER ASSETS – Goodwill	1,194,365	1,194,365

TOTAL ASSETS	53,307,536	53,818,897

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	2,866,371	4,250,625
Convertible notes, net of $56,029 and $233,964 of unamortized discount at February 28, 2015 and August 31, 2014, respectively	2,223,971	3,396,036
Asset retirement obligation – current	80,000	80,000
	5,170,342	7,726,661

NONCURRENT LIABILITIES
Asset retirement obligations	18,109,557	17,759,023
Deferred income taxes	3,297,434	3,297,434
TOTAL LIABILITIES	26,577,333	28,783,118

STOCKHOLDERS’ EQUITY
Capital Stock
Authorized:
10,000,000 preferred shares, par value $0.001 per share
150,000,000 common shares, par value $0.001 per share
Issued and outstanding:
32,204,299 common shares at February 28, 2015 (August 31, 2014 – 19,897,714 common shares)	32,205	19,898
Additional paid-in capital	32,094,837	30,493,045
Accumulated other comprehensive loss	(141,033)	(90,423)
Accumulated deficit	(5,255,806)	(5,386,741)
TOTAL STOCKHOLDERS’ EQUITY	26,730,203	25,035,779

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	53,307,536	53,818,897

The accompanying notes are an integral part of these consolidated financial statements.

EFLO ENERGY, INC.
Condensed Consolidated Statements of Income (Loss)

(Unaudited - Expressed in US dollars)

	Three months ended February 28,		Six months ended February 28,
	2015 $	2014 $	2015 $	2014 $

EXPENSES
Management and directors' fees	102,884	218,676	244,725	432,568
Stock-based compensation expense	14,136	106,440	33,624	222,419
Consulting fees	58,536	86,737	128,345	244,535
Professional fees	93,989	112,752	230,599	245,905
Financing fees	-	-	-	176,400
Office, travel and general	70,285	145,474	134,211	237,353
Accretion of asset retirement obligations	175,307	172,374	350,534	343,042
Total Expenses	515,137	842,453	1,122,038	1,902,222

OPERATING LOSS	(515,137)	(842,453)	(1,122,038)	(1,902,222)

OTHER INCOME (EXPENSE)
Interest expense and other financing costs	(181,229)	(101,794)	(396,423)	(136,920)
Gain on settlement of accounts payable and accrued liabilities	3,798	-	1,649,396	-
NET INCOME (LOSS) before taxes	(692,568)	(944,247)	130,935	(2,039,142)
Provision for income tax	-	-	-	-
NET INCOME (LOSS)	(692,568)	(944,247)	130,935	(2,039,142)
Foreign currency translation	(35,917)	(39,185)	(50,610)	(33,084)
COMPREHENSIVE INCOME (LOSS)	(728,485)	(983,432)	80,325	(2,072,226)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	(0.03)	(0.05)	0.01	(0.10)

WEIGHTED AVERAGE SHARES OUTSTANDING	26,926,956	19,539,191	23,398,431	19,513,604

The accompanying notes are an integral part of these consolidated financial statements.

EFLO ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
For the six months ended February 28, 2015 and 2014

(Unaudited - Expressed in US dollars)

	2015 $	2014 $

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	130,935	(2,039,142)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation and fee payments	33,624	236,494
Amortization of convertible note discount	177,935	59,790
Unrealized foreign exchange losses	-	(33,084)
Gain on settlement of accounts payable and accrued liabilities	(1,649,396)	-
Accretion of asset retirement obligations	350,534	343,042
Changes in working capital items -
Accounts receivable	272,302	(360,173)
Prepaids and other	(49,383)	(38,871)
Accounts payable and accrued liabilities	554,667	550,710
Net cash used in operating activities	(178,782)	(1,281,234)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures on oil and gas properties, net	(312,912)	(522,323)
Net cash used in investing activities	(312,912)	(522,323)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	2,255,000
Net cash provided by financing activities	-	2,255,000

(DECREASE) INCREASE IN CASH	(491,694)	451,443

CASH, BEGINNING OF PERIOD	650,599	476,522

CASH, END OF PERIOD	158,905	927,965

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	-	-
Cash paid for income taxes	-	-
NON-CASH INVESTING ACTIVITIES:
Accrued expenditures on oil and gas properties	930,321	102,000
NON-CASH FINANCING ACTIVITIES:
Common stock issued for settlement of accounts payable and accrued liabilities	230,475	105,000
Common stock issued as settlement of convertible notes	1,350,000	-

The accompanying notes are an integral part of these consolidated financial statements.

EFLO ENERGY, INC.
Notes to the Condensed Consolidated Financial Statements
For the six months ended February 28, 2015

(Unaudited - Expressed in US dollars except where otherwise indicated)

1.	BASIS OF PRESENTATION

Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of EFLO Energy, Inc. (the “Company”), have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended August 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC. The unaudited interim condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation have been made. Operating results for the six months ended February 28, 2015 are not necessarily indicative of the results that may be expected for the year ending August 31, 2015.

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

The Company adopted ASU 2014-10 on September 1, 2014 and has applied its guidance in the preparation of these unaudited interim condensed consolidated financial statements.  The application of ASU 2014-10 resulted in the removal of 1) inception-to-date information in the statements of operations and cash flows, 2) labels on the financial statements indicating the Company’s exploration stage status, 3) certain historic disclosures describing exploration stage activities in which the Company has been engaged. The Company does not believe, however, that the removal of this information has a material effect on its unaudited interim condensed consolidated financial statements or the related footnote disclosures thereto.

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

EFLO ENERGY, INC.
Notes to the Condensed Consolidated Financial Statements
For the six months ended February 28, 2015

(Unaudited - Expressed in US dollars except where otherwise indicated)

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

The Company allocated the consideration paid for the Nahanni Assets and Devon assets based upon its assessment of their fair value at the dates of purchase, as follows:
Fair Value of Assets Acquired
Asset Description	Nahanni Assets $	Devon Assets $	Total $

Unproved leasehold costs	14,548,787	13,827,001	28,375,788
Plant and equipment	8,594,362	6,484,001	15,078,363
Gathering systems	2,383,405	1,788,001	4,171,406
Vehicles	-	4,527	4,527
Unproven Properties	25,526,554	22,103,530	47,630,084
Goodwill	-	1,194,365	1,194,365
Total Assets Acquired - KGP	25,526,554	23,297,895	48,824,449

EFLO ENERGY, INC.
Notes to the Condensed Consolidated Financial Statements
For the six months ended February 28, 2015

(Unaudited - Expressed in US dollars except where otherwise indicated)

Development costs incurred to obtain access and provide facilities for extracting, gathering, treating and storing oil and gas related to unproved oil and gas properties that are being evaluated for economic viability are capitalized to the full cost pool until proved reserves are established, or determination is made that the unproved properties are impaired.  During the six months ended February 28, 2015, the full cost pool was increased by $228,557 (2014 - $548,495) as a result of these costs.

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

The Company has no assets that are legally restricted for purposes of settling asset retirement obligations. As part of the Company’s acquisition of the Devon Assets, it provided Devon a corporate guarantee (the “Guarantee”) in the amount of CAD$10,000,000 ($9,225,000) and delivered a letter of credit in the amount of CAD$4,380,000 ($4,041,000) to Devon (the “Devon LOC”). The Company also delivered a letter of credit in the amount of CAD$625,000 ($577,000) to the government of the Yukon Territory (the “Yukon LOC”). The amounts of the Devon LOC and Yukon LOC reduce the amount of the Guarantee on a dollar-for-dollar basis. The Company is primarily responsible for payment of all asset retirement obligations. The Guarantee, Devon LOC and Yukon LOC are only available to Devon in the event the Company defaults upon its asset retirement obligations relating to the Devon Assets.

The following table summarizes changes to the Company’s asset retirement obligations during the six months ended February 28, 2015 and the year ended August 31, 2014:
$

Balance, August 31, 2013	17,146,750
Liabilities incurred (acquired)	-
Accretion expense	692,273
Balance, August 31, 2014	17,839,023
Liabilities incurred (acquired)	-
Accretion expense	350,534
Total Balance, February 28, 2015	18,189,557
Total Balance, February 28, 2015 – Current	80,000
Total Balance, February 28, 2015 – Long Term	18,109,557

EFLO ENERGY, INC.
Notes to the Condensed Consolidated Financial Statements
For the six months ended February 28, 2015

(Unaudited - Expressed in US dollars except where otherwise indicated)

4.	CONVERTIBLE NOTES PAYABLE

The following table summarizes changes to the Company’s convertible notes payable during the six months ended February 28, 2015 and the year ended August 31, 2014:

	2013 Convertible Notes $	2014 Convertible Notes $

Balance, August 31, 2013	-	-
Principal received	2,255,000	1,400,000
Transaction costs	(533,803)	-
Amortization of transaction costs	299,839	-
Conversion into common stock	(25,000)	-
Balance, August 31, 2014	1,996,036	1,400,000
Amortization of transaction costs	177,935	-
Settlement of principal and interest in common stock	-	(1,350,000)
Balance, February 28, 2015	2,173,971	50,000

2013 Convertible Note Offering

On October 30, 2013 the Company sold convertible notes having an aggregate principal amount of $2,255,000 (the “2013 Convertible Notes”), to 22 accredited investors, under the following general terms:

●	the maturity date is April 30, 2015;
●	the principal amount is convertible into shares of the Company’s common stock at a price of $1.00 per share;
●	interest is at 15% per annum payable, at the Company’s election, in cash or shares of its common stock at a rate of $1.25 per share; and,
●
the Company also issued stock purchase warrants in connection with the 2013 Convertible Note providing for the purchase of up to 1,127,500 shares of its common stock (1 full share for each $2.00 invested in the 2013 Convertible Notes”) at an exercise price of $1.25 per share for a period of three years (the "Stock Purchase Warrants”).

During the year ended August 31, 2014, the Company paid $176,400 in finders’ fees which were recognized as financing fees in the statement of loss.  The fair value of the Stock Purchase Warrants ($533,803) is being amortized to the statement of loss over the life of the 2013 Convertible Notes.

During the six months ended February 28, 2015, the Company recognized $167,250 (2014 - $75,773) in interest expense relating to the 2013 Convertible Notes and $177,935 (2014 - $61,147) as amortization of transaction costs.

On June 2, 2014, $25,000 in principal payable on the 2013 Convertible Notes was converted into 25,000 shares of the Company’s common stock at a conversion price of $1.00 per share.

2014 Convertible Note Offering

During June 2014, the Company sold convertible notes having an aggregate principal amount of $1,400,000 (the “2014 Convertible Notes”), to two accredited investors, and one non-accredited investor, under the following general terms:

●	the maturity date is December 31, 2014. On December 30, 2014, the maturity date was extended to January 31, 2015;

EFLO ENERGY, INC.
Notes to the Condensed Consolidated Financial Statements
For the six months ended February 28, 2015

(Unaudited - Expressed in US dollars except where otherwise indicated)

●
at the option of the note holder, the principal amount is convertible into shares of the Company’s common stock at a price per share to be determined in connection with the Company’s planned offering of shares upon migration to a senior stock exchange, less a 10% discount (the “2014 Conversion Right”);

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

a)	the note will bear interest at 10% per annum, payable monthly; and,
b)
an additional 4% financing fee (the “Default Financing Fee”) on the then outstanding principal balance of the 2014 Convertible Note(s) shall become due and payable. The Company is obligated to pay the Default Financing Fee in common shares at a conversion price equal to the closing market price of the common shares on the date of an event of default, or at the maturity date, whichever is earliest.

Entities controlled, in part or in whole, by the Company’s Chairman and former President acquired $1,000,000 and $350,000 of 2014 Convertible Notes under these terms.

During the six months ended February 28, 2015, the Company recognized $46,817 (2014 - $nil) of financing expense relating to the 6% financing fee.

On January 12, 2015, the Company entered into a settlement agreement with two of the three 2014 Convertible Notes holders whereby $1,350,000 of principal and $81,000 of the 6% financing fee were settled by the issuance of 11,007,692 shares of the Company’s common stock calculated using a price of $0.13 per share.

During the six months ended February 28, 2015, the Company recognized $2,000 of Default Financing Fee and $417 of interest expense (2014 - $nil).

5.	CAPITAL STOCK AND STOCK-BASED COMPENSATION

a)	Issuance of Common Stock:

During the six months ended February 28, 2015, the Company completed the follow stock transactions:

i)
During December 2014, in connection with cost cutting efforts, Holloman Corporation and Niconsult GmbH voluntarily terminated their service agreements with the Company (Note 6). The effective date of those terminations was June 1, 2014.  As a result, the Company adjusted fees totaling $22,500 related to the three months ended August 31, 2014, which had been paid using 23,991 shares of its restricted common stock, at a weighted average price of $0.938 per share. This adjustment resulted in the recognition of a gain on forgiveness of accounts payable of $22,500 during the six months ended February 28, 2015.

ii)	On January 12, 2015, the Company issued 11,007,692 shares of the Company’s common stock as settlement of $1,350,000 of 2014 Convertible Notes principal and $81,000 of 6% financing fee (Notes 4 and 7).

iii)
On January 12, 2015, the Company issued 1,322,884 shares of the Company’s common stock at the fair value of $171,975 as settlement of $1,798,871 of accounts payable and accrued liabilities and accordingly, the Company recorded a gain on settlement of accounts payable and accrued liabilities of $1,626,896 (Note 7).

b)	Convertible notes:

The Company has outstanding 2013 Convertible Notes and 2014 Convertible Notes (Note 4) which are convertible into shares of the Company’s common stock.

EFLO ENERGY, INC.
Notes to the Condensed Consolidated Financial Statements
For the six months ended February 28, 2015

(Unaudited - Expressed in US dollars except where otherwise indicated)

c)	Stock purchase warrants:

The Company has 1,127,500 Stock Purchase Warrants outstanding which are exercisable at $1.25 per share up to October 30, 2016.

d)	Options:

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
The Company’s stock options outstanding as at February 28, 2015 and August 31, 2014 and the changes for the periods then ended are as follows:

	Number Outstanding #	Weighted Average Exercise Price $

Balance, August 31, 2013	1,600,000	2.46
Expired	(600,000)	2.23
Balance, August 31, 2014	1,000,000	2.60
Expired	(100,000)	2.30
Balance, February 28, 2015	900,000	2.63

Summary of stock options outstanding at February 28, 2015:

Security	Number Outstanding #	Exercise Price $	Expiry Date

Stock options	100,000	2.50	January 15, 2016
Stock options	100,000	2.75	January 15, 2017
Stock options	100,000	3.00	July 15, 2017
Stock options	300,000	2.50	August 27, 2017
Stock options	300,000	2.65	August 27, 2017

As of February 28, 2015, $13,174 of total unrecognized compensation cost remains under the Option Plan. All of this amount is expected to be recognized during the remainder of fiscal 2015.

During the six months ended February 28, 2015, the Company had stock-based compensation expense of $33,624 (2014 - $222,419).

6.	RELATED PARTY TRANSACTIONS

Effective January 20, 2011, a company controlled by the Company’s former Chief Executive Officer, its former Chief Financial Officer, and an unrelated consultant (the “Finders”) entered into an agreement with the Company providing for the payment of finder’s compensation ranging from 5% (on transaction values greater than $1,000,000) to 10% (on transactions valued up to $300,000) on transactions introduced to the Company by or through the Finders for a period of two years (the “Finder’s Fee Agreement”). Under the Finder’s Fee Agreement, compensation is divided between the Finders and the Finders may elect whether the finder’s compensation is payable in cash, or shares of the Company’s restricted common stock. The Finder’s Fee Agreement specifically recognizes that the KGP has been presented to the Company by the Finders. On January 12, 2015, two of the Finders settled the fees payable under the Finders’ Fee Agreement at no cost to the Company (see Note 7).

EFLO ENERGY, INC.
Notes to the Condensed Consolidated Financial Statements
For the six months ended February 28, 2015

(Unaudited - Expressed in US dollars except where otherwise indicated)

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

The chairman of the Company’s board of directors is also a director of Pacific World Energy Corporation (“Pacific World”).  Pacific World held $1,000,000 of 2014 Convertible Notes principal until settlement for shares of the Company’s common stock on January 12, 2015 (Note 4).

7.	GAIN ON SETTLEMENT OF ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

On January 12, 2015, the Company (together with its officers and directors), two of the 2014 Convertible Notes holders, and other interest parties entered into a settlement agreement (the “Settlement Agreement”).

Under the terms of the Settlement Agreement, two of the 2014 Convertible Notes holders agreed to accept payment of principal and 6% financing fees aggregating $1,431,000 into 11,007,692 shares of the Company’s common stock calculated using a price of $0.13 per share (Note 4).

The Settlement Agreement also provided for the following liability settlements which were settled with 1,322,884 shares of the Company’s common stock calculated using a price of $0.13 per share:

Description of liability	Accounts payable and accrued liabilities $	Agreed settlement amount $	Gain on settlement of accounts payable and accrued liabilities $	Number of shares of the Company’s common stock #

Finders’ fees	1,079,802	-	1,079,802	-
Directors’ fees	451,750	55,900	395,850	430,000
Management fees	233,891	116,075	117,816	892,884
Consulting fees	33,428	-	33,428	-
	1,798,871	171,975	1,626,896	1,322,884

8.	SUBSEQUENT EVENTS

On March 4, 2015, the Company entered into a Loan Agreement (the “Loan Agreement”) with Fundacion Inversiones Barroco (“FIB”), a Panamanian corporation, whereby the Company borrowed CAD$600,000 from FIB (the “Loan”).  The Loan bears interest at a rate of 10% per annum, is unsecured and due on or before February 1, 2016.  On April 7, 2015, the Company repaid the CAD$600,000 loan.

The Loan Agreement is a related party transaction as a director of the Company is related to FIB.

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

Management changes

Effective January 15, 2015, Keith Macdonald resigned as our Chief Executive Officer, Secretary and Director, and Al Conrad Kerr Jr. was appointed as our Chief Executive Officer and Director.  Effective January 15, 2015, Robert Wesolek resigned as our Chief Financial and Accounting Officer and Director and Matthew Anderson was appointed as our Chief Financial and Accounting Officer. Nico Civelli was also appointed as a member of our Board of Directors on January 15, 2015. These resignations and appointments were made in accordance with the Settlement Agreement (see Note 7 to the interim condensed consolidated financial statements included in this report). In an effort to reduce costs, decrease liabilities and support the Company’s future operations, Mr. Macdonald and Mr. Wesolek have agreed to settle fees payable to them in the aggregate amount of $1,393,500 for $121,825 to be paid using 937,115 shares of our common stock calculated at a price of $0.13 per share.

Mr. Al Conrad Kerr Jr. (Age 58) is a senior energy professional with over thirty (30) years of diversified experience in the natural gas, LNG, power generation, exploration and production industries in Africa, Asia, the Middle East and North America. His experience includes international business development, project execution and marketing as well as strategy planning. Since October 2014 Mr. Kerr has been the principal of Northern Ocean Star LLC, an energy-consulting firm focused on natural gas monetization. Mr. Kerr has served as the Vice President of Pacific LNG Operations Ltd. in Singapore, a natural gas exploration/development company, (2011 – 2014). Between June 2009 through January 2011, Mr. Kerr was a Principal of Caribbean LNG (Jamaica) Limited, a company working to develop natural gas distribution in Jamaica.  Previously, Mr. Kerr was a Managing Director – Head of Global LNG at Merrill Lynch Commodities Inc. (2007 – 2009).  Mr. Kerr previously worked for Mobil and ExxonMobil (1996 - 2007), Tenneco Gas Company (1994 – 1996), TransAlta Utility Corp. (1992 – 1994), Stewart and Stevenson Corporation (1986 – 1992) and Koomey Incorporated (1980 – 1985).  He has served on the Board on Blacksands Petroleum Inc. (BSPE) since December 2014. Mr. Kerr has a Bachelor’s Degree in Business Administration from the University of Texas. Mr. Kerr was previously an Officer in the U.S. Merchant Marines with a Captain’s License from the United States Coast Guard.

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

Mr. Matt Anderson (Age 32) holds a Bachelor of Commerce degree from McGill University and obtained his Chartered Accountant designation in 2008.  Mr. Anderson is a Senior Consultant with Malaspina Consultants Inc. a private company that provides accounting and administrative infrastructure to junior public companies. He serves or has served as CFO of I-Minerals Inc. (since July 2011) as well as several other junior public companies including Terra Nova Energy Ltd. (since October 2014), Wolfpack Gold Corp. (from October 2012 to September 2014), Search Minerals Inc. (since January 2010), Dynamic Oil & Gas Exploration Inc. (since January 2014), Tigris Uranium Corp. (from October 2012 to May 2013) and Explorator Resources Inc. (from October 2010 to May 2011).

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

Future Development and Exploration

During the year ended August 31, 2014, we pursed a variety of geological, geophysical and engineering studies related to the KGP including, but not limited to seismic reprocessing and reinterpretation, mapping and subsurface modeling. Although certain of these studies are still underway, we believe the results in hand enhance our understanding of, and the overall value of, the KGP. Our long term exploration plan for the KGP involves the exploitation of both conventional and unconventional (shale) gas resources. Phase one of that plan includes the rework or recompletion of up to three wells. These efforts will focus on previously identified or tested conventional gas zones. During phase one, we intend to target lower cost development and exploration targets with the potential to create positive cash flows and long term sustainability for the KGP. During this period we also plan to determine whether 3D seismic is appropriate to enhance our understanding of field development. Early estimates indicate the cost of up to three wells may range from $8,000,000 to $10,000,000 on a gross basis.

Phases two and three of our exploration plan anticipate further development of conventional reservoirs and, with proper approvals, testing and development of shale resources.

Financial Condition and Results of Operations

KGP

Development costs incurred to obtain access and provide facilities for extracting, gathering, treating and storing oil and gas related to unproved oil and gas properties that are being evaluated for economic viability are added to the full cost pool until proved reserves are established, or determination is made that the unproved properties are impaired. During the six months ended February 28, 2015, the full cost pool was increased by $228,557 (2014 - $548,495) as a result of these costs.

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

Other

Our operating loss for the three and six months ended February 28, 2015, decreased by approximately $327,316 or 39% (from $842,453 to $515,137) and $780,000 or 41% (from $1,902,222 to $1,122,038), respectively, when compared to the three and six months ended February 28, 2014. This net decrease resulted from lower costs in nearly all categories, including the following items of significance:

1.
A current period decrease of approximately $115,792 or 53% (from $218,676 to $102,884) and $188,000 or 43% (from $432,568 to $244,725), respectively, in management and directors fees relating to a planned reduction in management personnel and a purposeful conservation in fee billings by the remaining members of the management group.  On January 12, 2015, the CEO and CFO resigned and a new CEO and a new CFO were appointed;

2.
A current period decrease of approximately $92,304 or 87% (from $106,440 to $14,136) and $189,000 or 85% (from $222,419 to $33,624), respectively, in stock based compensation consisting entirely of lower expense generated in connection with the aging of grants under the terms of our 2012 Non-Qualified Stock Option Plan;

3.
A current period decrease of approximately $28,201 or 33% (from $86,737 to $58,536) and $116,000 or 48% (from $244,535 to $128,345), respectively, in consulting fees relating to a planned reduction in consulting personnel, the forgiveness of fees by certain consultants and a purposeful conservation in fee billings by the remaining members of our consulting group;

4.	A current period decrease of $176,800 in costs incurred in connection with the 2013 Convertible Note offering during October 2013, which were not repeated during the current period; and

5.
A current period decrease of $75,189 or 52% (from $145,474 to $70,285) and $103,000 or 43% (from $237,353 to $134,211), respectively, in office, travel and general expense relating to a planned reduction in travel expense, and a forbearance from charging certain administrative fees by Holloman corporation.

During the six month periods ended February 28, 2015 and 2014 we recognized interest expense of $396,423 and $136,920, respectively incurred in connection with the 2013 Convertible Note and 2014 Convertible Note Offerings.

During the six month period ended February 28, 2015, we recognized $1,649,396 in gains related to the forgiveness of accounts payable, consisting of $22,500 related to forgiveness of consulting and administrative fees previously incurred, and $1,626,896 relating to the Settlement Agreement. See Note 7 to the financial statements included with this report.

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

We have initiated cost saving measures, including the termination of directors fees effective September 1, 2013, and we further reduced administrative costs during the six month period ended February 28, 2015.

Liquidity and Capital Resources

During the six month period ended February 28, 2015, we have expended net cash of $178,782 to fund our operating activities, and have invested net cash of $312,912 in our oil and gas assets. As of February 28, 2015, we have negative working capital of approximately $3,592,000. During January 2015, we completed a settlement agreement in which certain of our accrued liabilities were settled at a gain to us (see below).

Our operations and investments to date have been funded through the issuance of capital stock and debt. We plan to generate profits by drilling productive gas wells or improving the production of existing wells. We will, however, need to raise additional funds through the sale of our securities, from loans from third parties or by joint venturing operations with third parties which will pay a portion of the costs required to explore for oil and gas in the area covered by our leases. Any wells which we may drill may not produce oil or gas in commercial quantities. We plan to report losses from our operations until such time, if ever, that we begin to generate significant revenue from oil and gas sales.

On October 30, 2013 we sold convertible notes having an aggregate principal amount of $2,255,000 (the “2013 Convertible Notes”), to 22 accredited investors, under the following general terms (the "2013 Convertible Note Offering"):

●	the maturity date of is April 30, 2015;
●	the principal amount is convertible into shares of our common stock at a price of $1.00 per share;
●	interest is at 15% per annum payable, at our election, in cash or shares of our common stock at a rate of $1.25 per share; and
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

We paid $176,400 in finders' fees with respect to the 2013 Convertible Note Offering.  Entities controlled by our former Chief Executive Officer and President acquired $50,000 and $150,000 of 2013 Convertible Notes and were issued 25,000 and 75,000 Warrants, respectively, in the 2013 Convertible Note Offering under these terms.

During June 2014, the Company sold convertible notes having an aggregate principal amount of $1,400,000 (the “2014 Convertible Notes”), to two accredited investors, and one non-accredited investor, under the following general terms (the “2014 Convertible Note Offering”):

●	the maturity date, as extended, is January 31, 2015 (see below);
●
at the option of the note holder, the principal amount is convertible into shares of the Company’s common stock at a price per share to be determined in connection with the Company’s planned offering of shares upon migration to a senior stock exchange, less a 10% discount (the “2014 Conversion Right”);

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

Entities controlled in part or in whole, by our Chairman and former President acquired $1,000,000 and $350,000 of the 2014 Convertible Notes under these terms.

On December 30, 2014, the 2014 Convertible Note Holders agreed to extend the maturity date of the 2014 Convertible Notes to January 31, 2015

The 2013 Convertible Notes and 2014 Convertible Notes enhanced our capital resources and supported on-going operations including the acquisition of scientific and engineering data relating to our oil and gas assets.

Effective January 20, 2011, a company controlled by our former Chief Executive Officer, our former Chief Financial Officer, and an unrelated consultant (the “Finders”) entered into an agreement with us providing for the payment of finders’ compensation ranging from 5% (on transaction values greater than $1,000,000) to 10% (on transactions valued up to $300,000) on transactions introduced to us by or through the Finders for a period of two years (the “Finders’ Fee Agreement”). Under the Finders’ Fee Agreement, compensation is divided among the Finders and the Finders may elect whether the finders’ compensation is payable in cash, or shares of our restricted common stock. The Finders’ Fee Agreement specifically recognizes that the KGP has been presented to us by the Finders. As of August 31, 2014, finders’ compensation of $1,619,621 had been accrued under the Finders’ Fee Agreement. On January 12, 2015, the Finders settled the fees payable under the Finders’ Fee Agreement at a significant discount to its original terms (see below).

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

The Settlement Agreement also provides for the following liability settlements, the aggregate amount of which were settled with 1,322,884 shares of our common stock calculated using a price of $0.13 per share:

Description of liability	Accounts payable and accrued liabilities $	Agreed settlement amount $	Gain on settlement of accounts payable and accrued liabilities $	Number of shares of the Company’s common stock #

Finders’ fees	1,079,802	-	1,079,802	-
Directors’ fees	451,750	55,900	395,850	430,000
Management fees	233,891	116,075	117,816	892,884
Consulting fees	33,428	-	33,428	-
	1,798,871	171,975	1,626,896	1,322,884

On March 4, 2015, the Company entered into a Loan Agreement (the “Loan Agreement”) with Fundacion Inversiones Barroco (“FIB”), a Panamanian corporation, whereby the Company borrowed CAD$600,000 from FIB (the “Loan”).  The Loan bears interest at a rate of 10% per annum, is unsecured and due on or before February 1, 2016.  On April 7, 2015, the Company repaid the CAD$600,000 loan.

The Loan Agreement is a related party transaction as a director of the Company is related to FIB.

Other than residual Finders’ Fee payable to an unrelated consultant, and obligations associated with the operation, acquisition and exploration of our oil and gas leases disclosed elsewhere in this report, our material future contractual obligations as of February 28, 2015 consisted of the 2013 Convertible Notes and 2014 Convertible Notes having an aggregate principal amount of $2,280,000.

We anticipate that our acquisition of the KGP will generate significant capital requirements.  During the twelve month period ending April 30, 2016, early estimates indicate that investment in the KGP, including operating costs, the acquisition of additional working interests, and phase one exploration costs may range from $8,000,000 to $10,000,000. We are attempting to raise the capital needed to implement our business plan.

We believe our plan of operations, exclusive of costs associated with the KGP or other acquired assets, will require from $500,000 to $750,000 in financing over the twelve-month period ending April 30, 2016, to cover general, administrative, and other costs.

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

As of April 14, 2015, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, result of operations, liquidity or capital resources.

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

Allowance for Doubtful Accounts

We routinely assess the recoverability of all material receivables to determine their collectability. All of our receivables are from joint venture partners. We are exposed to a concentration of credit risk with respect to our accounts receivable. We believe our financial partners are financially strong and the risk of loss is minimal. We accrue a reserve on a receivable when, based on our judgment, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. As of February 28, 2015 and August 31, 2014, we had no amount recorded as an allowance for doubtful accounts.

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

The capitalized costs included in the full cost pool are subject to a "ceiling test" (based on the average of the first-day-of-the-month prices during the preceding twelve-month period pursuant to the SEC's "Modernization of Oil and Gas Reporting" rule), which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized. If net capitalized costs exceed this limit, the excess is charged to expense in the current period. At February 28, 2015, and August 31, 2014 all of our oil and gas interests were unproven.

We account for sales of proved and unproved properties as adjustments of capitalized costs and recognize no gain or loss, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case we recognize the gain or loss in the statements of operations.

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

We consider all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents.  Cash and cash equivalents totaled $158,905 and $650,599 at February 28, 2015 and August 31, 2014, respectively. We are exposed to a concentration of credit risk with respect to our cash deposits. We place cash deposits with highly rated financial institutions in the United States and Canada. At times, cash balances held in financial institutions may be in excess of insured limits. We believe the financial institutions are financially strong and the risk of loss is minimal. We have not experienced any losses with respect to the related risks and do not believe our exposure to such risks is more than normal.

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

We generated no revenue during the six month periods ended February 28, 2015 and 2014.

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

 Foreign Currency Gains and Losses

Our functional and reporting currency is the United States dollar. The functional currency of our Canadian subsidiaries is the Canadian dollar. Financial statements of our Canadian subsidiaries are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Transaction gains and losses are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. As of February 28, 2015, we have not entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

ITEM 4.   CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as February 28, 2015, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 2.   UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

See Note 5 to the financial statements included with this report.

We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of the shares described in Note 5. The certificates representing the shares of common stock bear a restricted legend providing that they cannot be sold unless pursuant to an effective registration statement or an exemption from registration.  We did not pay any underwriting discounts or sales commissions in connection with the issuance of these shares.

ITEM 6.   EXHIBITS

(b)	Exhibits

3.1.1	Articles of Incorporation(1)
3.1.2	Amendment to Articles of Incorporation(2)
3.2	Bylaws(3)
4.0	Form of Convertible Note – October 30, 2013(5)
4.1	Form of Convertible Note – June 12, 2014(6)
10.1	Agreement of Purchase and Sale between Devon Canada and EFL Overseas, Inc.(4)
10.2	Share Purchase Agreement between Nahanni Energy et.al and EFL Overseas, Inc. (4)
10.3	Kotaneelee Closing Agreement between Devon Canada and EFL Overseas, Inc. (4)
10.4	Settlement Agreement effective January 5, 2015(7)
14.1	Code of Ethics for Principal Executive and Senior Financial Officers(4)
21.1	As of February 28, 2015, we had four consolidated subsidiaries;
EFLO Energy Yukon Ltd., a Canadian Corporation (100% owned)
1693730 Alberta Ltd, a Canadian Corporation (voting stock 100% owned)
1693731 Alberta Ltd, a Canadian Corporation (100% owned)
1700665 Alberta Ltd, a Canadian Corporation (100% owned by 1693730 Alberta Ltd)
31.1	Rule 13a-14(a) Certifications
31.2	Rule 13a-14(a) Certifications
32	Section 1350 Certifications
99.1	EFL Overseas Inc. – Audit Committee Charter(4)

101.INS	- XBRL Instance Document
101.SCH	- XBRL Taxonomy Extension Schema Document
101.CAL	- XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	- XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	- XBRL Taxonomy Extension Label Linkbase Document
101.PRE	- XBRL Taxonomy Extension Presentation Linkbase Document
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on November 12, 2008.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K report dated April 28, 2010.
(3)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K report dated April 28, 2010.
(4)	Incorporated by reference to the Company’s Form10-K report for the year ended August 31, 2012, filed November 29, 2012.
(5)	Incorporated by reference to the Company’s Form 10-Q report for the quarter ended November 30, 2013, filed January 14, 2014.
(6)	Incorporated by reference to the Company’s Registration Statement on Form S-1filed June 16, 2014.
(7)	Incorporated by reference to the Company’s Form 10-Q report for the quarter ended November 30, 2014, filed January 14, 2015.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EFLO ENERGY, INC.

Dated: April 14, 2015	BY:	/s/ Al Conrad Kerr Jr.
Al Conrad Kerr Jr.,
Principal Executive Officer

	BY:	/s/ Matthew Anderson
Matthew Anderson,
Principal Financial and Accounting Officer