Form 10-Q
period 2015-05-31
EFLO ENERGY, INC.
filed 2015-07-21
CIK 1448806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2015

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

As of July 21, 2015, the registrant had 34,835,699 outstanding shares of common stock.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

EFLO ENERGY, INC.

Condensed Consolidated Financial Statements
For the nine months ended May 31, 2015
(Unaudited - Expressed in US dollars)

EFLO ENERGY, INC.
Condensed Consolidated Balance Sheets

(Unaudited - Expressed in US dollars)

	May 31, 2015 $	August 31, 2014 $
ASSETS

CURRENT ASSETS
Cash	12,262	650,599
Accounts receivable; joint interest owners and others, net	426,173	1,589,898
Prepaids	152,881	47,864
Other	17,069	30,182
	608,385	2,318,543

OIL AND GAS PROPERTIES, full cost method, unproven	50,588,799	50,305,989
OTHER ASSETS – Goodwill	1,194,365	1,194,365

TOTAL ASSETS	52,391,549	53,818,897

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	2,467,288	4,250,625
Short-term loans	104,533	-
Convertible notes, net of $nil and $233,964 of unamortized discount at May 31, 2015 and August 31, 2014, respectively	50,000	3,396,036
Asset retirement obligation – current	80,000	80,000
	2,701,821	7,726,661

NONCURRENT LIABILITIES
Asset retirement obligations	18,284,927	17,759,023
Deferred income taxes	3,297,434	3,297,434
TOTAL LIABILITIES	24,284,182	28,783,118

STOCKHOLDERS’ EQUITY
Capital Stock
Authorized:
10,000,000 preferred shares, par value $0.001 per share
150,000,000 common shares, par value $0.001 per share
Issued and outstanding:
34,835,699 common shares at May 31, 2015 (August 31, 2014 – 19,897,714 common shares)	34,836	19,898
Additional paid-in capital	34,749,302	30,493,045
Accumulated other comprehensive loss	(154,528)	(90,423)
Accumulated deficit	(6,522,243)	(5,386,741)
TOTAL STOCKHOLDERS’ EQUITY	28,107,367	25,035,779

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	52,391,549	53,818,897

The accompanying notes are an integral part of these consolidated financial statements.

EFLO ENERGY, INC.
Condensed Consolidated Statements of Loss

(Unaudited - Expressed in US dollars)

	Three months ended May 31,		Nine months ended May 31,
	2015 $	2014 $	2015 $	2014 $

EXPENSES
Management and directors' fees	64,446	197,048	309,171	629,617
Stock-based compensation expense	(74,654)	96,900	(41,030)	319,319
Consulting fees	26,341	97,465	154,686	342,000
Professional fees	27,351	234,859	257,950	480,764
Financing fees	-	-	-	176,400
Office, travel and general	28,409	54,470	162,620	291,823
Accretion of asset retirement obligations	175,370	174,098	525,904	517,139
Provision for doubtful accounts	907,460	-	907,460	-
Total Expenses	1,154,723	854,840	2,276,761	2,757,062

OPERATING LOSS	(1,154,723)	(854,840)	(2,276,761)	(2,757,062)

OTHER INCOME (EXPENSE)
Interest expense and other financing costs	(111,714)	(204,665)	(508,137)	(341,585)
Gain on settlement of accounts payable and accrued liabilities	-	-	1,649,396	-
NET LOSS before taxes	(1,266,437)	(1,059,505)	(1,135,502)	(3,098,647)
Provision for income tax	-	-	-	-
NET LOSS	(1,266,437)	(1,059,505)	(1,135,502)	(3,098,647)
Foreign currency translation	(13,495)	(12,626)	(64,105)	(45,710)
COMPREHENSIVE LOSS	(1,279,932)	(1,072,131)	(1,199,607)	(3,144,357)

BASIC AND DILUTED LOSS PER SHARE	(0.04)	(0.05)	(0.04)	(0.16)

WEIGHTED AVERAGE SHARES OUTSTANDING	33,148,171	19,588,206	26,684,058	19,538,745

The accompanying notes are an integral part of these consolidated financial statements.

EFLO ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
For the nine months ended May 31, 2015

(Unaudited - Expressed in US dollars)

	2015 $	2014 $

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(1,135,502)	(3,098,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation and fee payments	(41,030)	340,432
Amortization of convertible note discount	233,964	207,590
Unrealized foreign exchange gains	(2,047)	(45,710)
Gain on settlement of accounts payable and accrued liabilities	(1,649,396)	-
Accretion of asset retirement obligations	525,904	517,139
Provision for doubtful accounts	907,460	-
Changes in working capital items -
Accounts receivable	224,212	(531,393)
Prepaids and other	(91,904)	(35,323)
Accounts payable and accrued liabilities	578,895	556,227
Net cash used in operating activities	(449,444)	(2,089,685)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures on oil and gas properties, net	(295,473)	(426,750)
Net cash used in investing activities	(295,473)	(426,750)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loans	106,580	-
Proceeds from notes payable	-	2,255,000
Net cash provided by financing activities	106,580	2,255,000

DECREASE IN CASH	(638,337)	(261,435)

CASH, BEGINNING OF PERIOD	650,599	476,522

CASH, END OF PERIOD	12,262	215,087

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	-	-
Cash paid for income taxes	-	-
NON-CASH INVESTING ACTIVITIES:
Accrued expenditures on oil and gas properties	1,002,013	508,314
NON-CASH FINANCING ACTIVITIES:
Common stock issued for settlement of accounts payable and accrued liabilities	230,475	157,500
Common stock issued as settlement of convertible notes and interest	4,081,750	-

The accompanying notes are an integral part of these consolidated financial statements.

EFLO ENERGY, INC.
Notes to the Condensed Consolidated Financial Statements
For the nine months ended May 31, 2015

(Unaudited - Expressed in US dollars except where otherwise indicated)

1.	BASIS OF PRESENTATION

Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of EFLO Energy, Inc. (the “Company”), have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended August 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC. The unaudited interim condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation have been made. Operating results for the nine months ended May 31, 2015 are not necessarily indicative of the results that may be expected for the year ending August 31, 2015.

Allowance for Doubtful Accounts

We routinely assess the recoverability of all material receivables to determine their collectability. All of our receivables are from joint venture partners. We are exposed to a concentration of credit risk with respect to our accounts receivable. We believe our financial partners are financially strong and the risk of loss is minimal. We accrue a reserve on a receivable when, based on our judgment, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated.  As of May 31, 2015 and August 31, 2014, we had CAD$1,128,541 ($907,460) and $nil, respectively, recorded as an allowance for doubtful accounts.

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
For the nine months ended May 31, 2015

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
For the nine months ended May 31, 2015

(Unaudited - Expressed in US dollars except where otherwise indicated)

Development costs incurred to obtain access and provide facilities for extracting, gathering, treating and storing oil and gas related to unproved oil and gas properties that are being evaluated for economic viability are capitalized to the full cost pool until proved reserves are established, or determination is made that the unproved properties are impaired.  During the nine months ended May 31, 2015, the full cost pool was increased by $282,810 (2014 - $935,064) as a result of these costs.

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

The following table summarizes changes to the Company’s asset retirement obligations during the nine months ended May 31, 2015 and the year ended August 31, 2014:

$

Balance, August 31, 2013	17,146,750
Liabilities incurred (acquired)	-
Accretion expense	692,273
Balance, August 31, 2014	17,839,023
Liabilities incurred (acquired)	-
Accretion expense	525,904
Total Balance, May 31, 2015	18,364,927
Total Balance, May 31, 2015 – Current	80,000
Total Balance, May 31, 2015 – Long Term	18,284,927

EFLO ENERGY, INC.
Notes to the Condensed Consolidated Financial Statements
For the nine months ended May 31, 2015

(Unaudited - Expressed in US dollars except where otherwise indicated)

4.	SHORT-TERM LOANS

On March 4, 2015, the Company entered into a loan agreement with Fundacion Inversiones Barroco (“FIB”), a Panamanian corporation, whereby the Company borrowed CAD$600,000 from FIB (the “Loan”).  The Loan bears interest at a rate of 10% per annum, is unsecured and due on or before February 1, 2016.  On April 7, 2015, the Company repaid the CAD$600,000 loan.  The Loan is a related party transaction as a director of the Company is related to FIB.  FIB is also a shareholder of the Company.

In April 2015, the Company entered into a loan agreement with FIB and Holloman Corporation (“Holloman” and collectively, the “Lenders”).  The Lenders agreed to provide funds as requested by the Company (the “Short-term Loans”).  The Short-term Loans bear interest at a rate of 10% per annum and are due on or before February 1, 2016.  The Short-term Loans are secured by the assets of the Company and its wholly-owned subsidiaries.  The Short-term Loans are related party transactions as a director of the Company is related to FIB and a director of the Company is related to Holloman.

At May 31, 2015, the Shareholders Loans principal balance was CAD$130,000 ($104,533).  During the nine months ended May 31, 2015, the Company recorded interest expense of $726.

5.	CONVERTIBLE NOTES PAYABLE

The following table summarizes changes to the Company’s convertible notes payable during the nine months ended May 31, 2015 and the year ended August 31, 2014:

	2013 Convertible Notes $	2014 Convertible Notes $

Balance, August 31, 2013	-	-
Principal received	2,255,000	1,400,000
Transaction costs	(533,803)	-
Amortization of transaction costs	299,839	-
Conversion into common stock	(25,000)	-
Balance, August 31, 2014	1,996,036	1,400,000
Amortization of transaction costs	233,964	-
Settlement of principal and interest in common stock	(2,230,000)	(1,350,000)
Balance, May 31, 2015	-	50,000

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

EFLO ENERGY, INC.
Notes to the Condensed Consolidated Financial Statements
For the nine months ended May 31, 2015

(Unaudited - Expressed in US dollars except where otherwise indicated)

During the year ended August 31, 2014, the Company paid $176,400 in finders’ fees which were recognized as financing fees in the statements of loss.  The fair value of the Stock Purchase Warrants ($533,803) is being amortized to the statement of loss over the life of the 2013 Convertible Notes.

During the nine months ended May 31, 2015, the Company recognized $220,185 (2014 - $132,148) in interest expense relating to the 2013 Convertible Notes and $233,964 (2014 - $207,590) as amortization of transaction costs.

On June 2, 2014, $25,000 in principal payable on the 2013 Convertible Notes was converted into 25,000 shares of the Company’s common stock at a conversion price of $1.00 per share.  On April 29, 2015, the remaining $2,230,000 in principal payable on the 2013 Convertible Notes was converted into 2,230,000 shares of the Company’s common stock at a conversion price of $1.00 per share.  The Company also issued 401,400 shares of the Company to settle $501,750 of interest at a rate of $1.25 per share.

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

During the nine months ended May 31, 2015, the Company recognized $46,817 (2014 - $nil) of financing expense relating to the 6% financing fee.

On January 12, 2015, the Company entered into a settlement agreement with two of the three 2014 Convertible Notes holders whereby $1,350,000 of principal and $81,000 of the 6% financing fee were settled by the issuance of 11,007,692 shares of the Company’s common stock calculated using a price of $0.13 per share.

During the nine months ended May 31, 2015, the Company recognized $2,000 of Default Financing Fee and $1,667 of interest expense (2014 - $nil).

6.	CAPITAL STOCK AND STOCK-BASED COMPENSATION

a)	Issuance of Common Stock:

EFLO ENERGY, INC.
Notes to the Condensed Consolidated Financial Statements
For the nine months ended May 31, 2015

(Unaudited - Expressed in US dollars except where otherwise indicated)

During the nine months ended May 31, 2015, the Company completed the follow stock transactions:

i)
During December 2014, in connection with cost cutting efforts, Holloman Corporation and Niconsult GmbH voluntarily terminated their service agreements with the Company (Note 7). The effective date of those terminations was June 1, 2014. As a result, the Company adjusted fees totaling $22,500 related to the three months ended August 31, 2014, which had been paid using 23,991 shares of its restricted common stock, at a weighted average price of $0.938 per share. This adjustment resulted in the recognition of a gain on forgiveness of accounts payable of $22,500 during the nine months ended May 31, 2015.

ii)	On January 12, 2015, the Company issued 11,007,692 shares of the Company’s common stock as settlement of $1,350,000 of 2014 Convertible Notes principal and $81,000 of 6% financing fee (Notes 5 and 8).

iii)
On January 12, 2015, the Company issued 1,322,884 shares of the Company’s common stock at the fair value of $171,975 as settlement of $1,798,871 of accounts payable and accrued liabilities and accordingly, the Company recorded a gain on settlement of accounts payable and accrued liabilities of $1,626,896 (Note 8).

iv)	On April 29, 2015, the Company issued 2,631,400 shares of the Company’s common stock as settlement of $2,230,000 of 2013 Convertible Notes principal and $501,750 of accrued interest (Note 5).

b)	Convertible notes:

The Company has outstanding 2014 Convertible Notes (Note 5) which are convertible into shares of the Company’s common stock.

c)	Stock purchase warrants:

The Company has 1,127,500 Stock Purchase Warrants outstanding which are exercisable at $1.25 per share up to October 30, 2016.

d)	Options:

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

The Company’s stock options outstanding as at May 31, 2015 and August 31, 2014 and the changes for the periods then ended are as follows:

	Number Outstanding #	Weighted Average Exercise Price $

Balance, August 31, 2013	1,600,000	2.46
Expired	(600,000)	2.23
Balance, August 31, 2014	1,000,000	2.60
Expired	(750,000)	2.61
Balance, May 31, 2015	250,000	2.58

EFLO ENERGY, INC.
Notes to the Condensed Consolidated Financial Statements
For the nine months ended May 31, 2015

(Unaudited - Expressed in US dollars except where otherwise indicated)
Summary of stock options outstanding at May 31, 2015:

Security	Number Outstanding #	Exercise Price $	Expiry Date

Stock options	125,000	2.50	August 27, 2017
Stock options	125,000	2.65	August 27, 2017

During the nine months ended May 31, 2015, the Company had stock-based compensation expense of ($41,030) (2014 - $340,432).

7.	RELATED PARTY TRANSACTIONS

Effective January 20, 2011, a company controlled by the Company’s former Chief Executive Officer, its former Chief Financial Officer, and an unrelated consultant (the “Finders”) entered into an agreement with the Company providing for the payment of finder’s compensation ranging from 5% (on transaction values greater than $1,000,000) to 10% (on transactions valued up to $300,000) on transactions introduced to the Company by or through the Finders for a period of two years (the “Finder’s Fee Agreement”). Under the Finder’s Fee Agreement, compensation is divided between the Finders and the Finders may elect whether the finder’s compensation is payable in cash, or shares of the Company’s restricted common stock. The Finder’s Fee Agreement specifically recognizes that the KGP has been presented to the Company by the Finders. On January 12, 2015, two of the Finders settled the fees payable under the Finders’ Fee Agreement at no cost to the Company (see Note 8).

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

The chairman of the Company’s board of directors is also a director of Pacific World Energy Corporation (“Pacific World”).  Pacific World held $1,000,000 of 2014 Convertible Notes principal until settlement for shares of the Company’s common stock on January 12, 2015 (Note 5).  The Short-term Loans (Note 4) are related party transactions as a director of the Company is related to FIB and a director of the Company is related to Holloman.

8.	GAIN ON SETTLEMENT OF ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

On January 12, 2015, the Company (together with its officers and directors), two of the 2014 Convertible Notes holders, and other interest parties entered into a settlement agreement (the “Settlement Agreement”).

Under the terms of the Settlement Agreement, two of the 2014 Convertible Notes holders agreed to accept payment of principal and 6% financing fees aggregating $1,431,000 into 11,007,692 shares of the Company’s common stock calculated using a price of $0.13 per share (Note 5).

EFLO ENERGY, INC.
Notes to the Condensed Consolidated Financial Statements
For the nine months ended May 31, 2015

(Unaudited - Expressed in US dollars except where otherwise indicated)
The Settlement Agreement also provided for the following liability settlements which were settled with 1,322,884 shares of the Company’s common stock calculated using a price of $0.13 per share:

Description of liability	Accounts payable and accrued liabilities $	Agreed settlement amount $	Gain on settlement of accounts payable and accrued liabilities $	Number of shares of the Company’s common stock #

Finders’ fees	1,079,802	-	1,079,802	-
Directors’ fees	451,750	55,900	395,850	430,000
Management fees	233,891	116,075	117,816	892,884
Consulting fees	33,428	-	33,428	-
	1,798,871	171,975	1,626,896	1,322,884

9.	SUBSEQUENT EVENTS

Subsequent to May 31, 2015, the Company received additional short-term loans (Note 4) from FIB and Holloman of CAD$208,000.

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

We completed our acquisition of an initial working interest of 22.989% (including a 69.337% working interest in one shut in gas well) in the KGP on July 18, 2012, with an effective date of July 1, 2012. Since that date, we have been responsible for the operations of the KGP and have recognized our portion of its related net revenues (which are immaterial) and development costs as an increase to the unamortized cost pool related to our unproven interests.  At this time, the other partners in the project are not interested in developing the asset.  EFLO is in discussions with third parties to participate in development funding.

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

Future Development and Exploration

During the year ended August 31, 2014, we pursed a variety of geological, geophysical and engineering studies related to the KGP including, but not limited to seismic reprocessing and reinterpretation, mapping and subsurface modeling. Although certain of these studies are still underway, we believe the results in hand enhance our understanding of, and the overall value of, the KGP. Our long term exploration plan for the KGP involves the exploitation of both conventional and unconventional (shale) gas resources. Phase one of that plan includes the rework or recompletion of up to three wells. These efforts will focus on previously identified or tested conventional gas zones. During phase one, we intend to target lower cost development and exploration targets with the potential to create positive cash flows and long term sustainability for the KGP. During this period we also plan to determine whether 3D seismic is appropriate to enhance our understanding of field development. Early estimates indicate the cost of up to three wells may range from $8,000,000 to $10,000,000 on a gross basis.  The Company is looking for a development partner to help fund the cost of phase one.

Phases two and three of our exploration plan anticipate further development of conventional reservoirs and, with proper approvals, testing and development of shale resources.

Financial Condition and Results of Operations

KGP

Development costs incurred to obtain access and provide facilities for extracting, gathering, treating and storing oil and gas related to unproved oil and gas properties that are being evaluated for economic viability are added to the full cost pool until proved reserves are established, or determination is made that the unproved properties are impaired. During the nine months ended May 31, 2015, the full cost pool was increased by $282,810 (2014 - $935,064) as a result of these costs.

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

Other

Our operating loss for the three and nine months ended May 31, 2015, increased by $299,883 or 35% (from $854,840 to $1,154,723) and decreased by $480,301 or 17% (from $2,757,062 to $2,276,761), respectively, when compared to the three and nine months ended May 31, 2014. This net decrease resulted from lower costs in nearly all categories, including the following items of significance:

1.
A current period decrease of $132,602 or 67% (from $197,048 to $64,446) and $320,446 or 51% (from $629,617 to $309,171), respectively, in management and directors fees relating to a planned reduction in management personnel and a purposeful conservation in fee billings by the remaining members of the management group.  On January 12, 2015, the CEO and CFO resigned and a new CEO and a new CFO were appointed;

2.
A current period decrease of approximately $171,554 (from $96,900 to ($74,654)) and $360,349 or 87% (from $319,319 to ($41,030)), respectively, in stock based compensation consisting entirely of lower expense generated in connection with the aging of grants under the terms of our 2012 Non-Qualified Stock Option Plan.  The negative stock based compensation expense during the current period was due to the reversal of previously recognized expense for options that did not ultimately vest;

3.
A current period decrease of approximately $71,124 or 73% (from $97,465 to $26,341) and $187,314 or 55% (from $342,000 to $154,686), respectively, in consulting fees relating to a planned reduction in consulting personnel, the forgiveness of fees by certain consultants and a purposeful conservation in fee billings by the remaining members of our consulting group;

4.	A current period decrease of $176,800 in costs incurred in connection with the 2013 Convertible Note offering during October 2013, which were not repeated during the current period; and

5.
A current period decrease of $26,061 or 48% (from $54,470 to $28,409) and $129,203 or 44% (from $291,823 to $162,620), respectively, in office, travel and general expense relating to a planned reduction in travel expense, and a forbearance from charging certain administrative fees by Holloman corporation.

6.
A current period increase of $907,460 in provision for doubtful accounts in connection with receivables from a KGB joint venture partner.  The receivables have been outstanding for over 12 months and accordingly, we recorded an allowance against the total receivable balance.

During the nine month periods ended May 31, 2015 and 2014 we recognized interest expense and other financing costs of $508,137 and $341,585, respectively incurred in connection with the 2013 Convertible Note and 2014 Convertible Note Offerings.

During the nine month period ended May 31, 2015, we recognized $1,649,396 in gains related to the forgiveness of accounts payable, consisting of $22,500 related to forgiveness of consulting and administrative fees previously incurred, and $1,626,896 relating to the Settlement Agreement. See Note 8 to the financial statements included with this report.

From September 2012 through May 2014, we used fuel gas from the Spectra pipeline system to maintain operations at the KGP. This fuel gas was to be re-delivered into the Spectra pipeline once production at the KGP was re-established. In March 2014, we agreed to purchase monthly fuel gas from Spectra on an as-used basis (approximately 10,075 gigajoules “GJs” per month). We also agreed to repay Spectra in cash, or in kind, prior to December 31, 2014, for our previous consumption of fuel gas (approximately 174,000 GJs at an estimated net cost to us of approximately $262,000). Depending on our ability to restart the field we anticipate a renegotiation of this obligation with Spectra.

We have initiated cost saving measures, including the termination of directors fees effective September 1, 2013, and we further reduced administrative costs during the nine month period ended May 31, 2015.

Liquidity and Capital Resources

During the nine month period ended May 31, 2015, we have expended net cash of $449,444 to fund our operating activities, and have invested net cash of $295,473 in our oil and gas assets. As of May 31, 2015, we have negative working capital of approximately $2,093,000. During January 2015, we completed a settlement agreement in which certain of our accrued liabilities were settled at a gain to us (see below).  During April 2015, we converted $2,230,000 of 2013 Convertible Notes and $501,750 of interest into common stock of the Company (see below).

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

On June 2, 2014, $25,000 in principal payable on the 2013 Convertible Notes was converted into 25,000 shares of our common stock at a conversion price of $1.00 per share. On April 29, 2015, the remaining $2,230,000 in principal payable on the 2013 Convertible Notes was converted into 2,230,000 shares of our common stock at a conversion price of $1.00 per share.  The Company also issued 401,400 shares of the Company to settle $501,750 of interest at a rate of $1.25 per share.

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

On December 30, 2014, the 2014 Convertible Note Holders agreed to extend the maturity date of the 2014 Convertible Notes to January 31, 2015.

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

The Settlement Agreement also provides for the following liability settlements, the aggregate amount of which were settled with 1,322,884 shares of our common stock calculated using a price of $0.13 per share:

Description of liability	Accounts payable and accrued liabilities $	Agreed settlement amount $	Gain on settlement of accounts payable and accrued Cliabilities $	Number of shares of the Company’s common stock #

Finders’ fees	1,079,802	-	1,079,802	-
Directors’ fees	451,750	55,900	395,850	430,000
Management fees	233,891	116,075	117,816	892,884
Consulting fees	33,428	-	33,428	-
	1,798,871	171,975	1,626,896	1,322,884

On March 4, 2015, the Company entered into a Loan Agreement (the “Loan Agreement”) with Fundacion Inversiones Barroco (“FIB”), a Panamanian corporation, whereby the Company borrowed CAD$600,000 from FIB (the “Loan”).  The Loan bore interest at a rate of 10% per annum, is unsecured and due on or before February 1, 2016.  On April 7, 2015, the Company repaid the CAD$600,000 loan.  The Loan Agreement is a related party transaction as a director of the Company is related to FIB.

In April 2015, the Company entered into a loan agreement with FIB and Holloman Corporation (“Holloman” and collectively, the “Lenders”).  The Lenders agreed to provide funds as requested by the Company (the “Short-term Loans”).  The Short-term Loans bear interest at a rate of 10% per annum and are due on or before February 1, 2016.  The Short-term Loans are secured by the assets of the Company and its wholly-owned subsidiaries.  The Short-term Loans are related party transactions as a director of the Company is related to FIB and a director of the Company is related to Holloman.

At May 31, 2015, the Short-term Loans principal balance was CAD$130,000 ($104,533).  During the nine months ended May 31, 2015, the Company recorded interest expense of $726.  Subsequent to May 31, 2015, the Company received additional Short-term Loans from FIB and Holloman of CAD$208,000.

Other than residual Finders’ Fee payable to an unrelated consultant, and obligations associated with the operation, acquisition and exploration of our oil and gas leases disclosed elsewhere in this report, our material future contractual obligations as of May 31, 2015 consisted of the 2014 Convertible Notes having an aggregate principal amount of $50,000 and the Short-term Loans having a principal amount of CAD$130,000.

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

As of July 20, 2015, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, result of operations, liquidity or capital resources.

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

Allowance for Doubtful Accounts

We routinely assess the recoverability of all material receivables to determine their collectability. All of our receivables are from joint venture partners. We are exposed to a concentration of credit risk with respect to our accounts receivable. We believe our financial partners are financially strong and the risk of loss is minimal. We accrue a reserve on a receivable when, based on our judgment, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. As of May 31, 2015 and August 31, 2014, we had $907,460 and $nil, respectively, recorded as an allowance for doubtful accounts.

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

The capitalized costs included in the full cost pool are subject to a "ceiling test" (based on the average of the first-day-of-the-month prices during the preceding twelve-month period pursuant to the SEC's "Modernization of Oil and Gas Reporting" rule), which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized. If net capitalized costs exceed this limit, the excess is charged to expense in the current period. At May 31, 2015, and August 31, 2014 all of our oil and gas interests were unproven.

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

We consider all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents.  Cash and cash equivalents totaled $12,262 and $650,599 at May 31, 2015 and August 31, 2014, respectively. We are exposed to a concentration of credit risk with respect to our cash deposits. We place cash deposits with highly rated financial institutions in the United States and Canada. At times, cash balances held in financial institutions may be in excess of insured limits. We believe the financial institutions are financially strong and the risk of loss is minimal. We have not experienced any losses with respect to the related risks and do not believe our exposure to such risks is more than normal.

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

We generated no revenue during the nine month periods ended May 31, 2015 and 2014.

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

 Foreign Currency Gains and Losses

Our functional and reporting currency is the United States dollar. The functional currency of our Canadian subsidiaries is the Canadian dollar. Financial statements of our Canadian subsidiaries are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Transaction gains and losses are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. As of May 31, 2015, we have not entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

ITEM 4.   CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as May 31, 2015, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 2.   UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

See Note 6 to the financial statements included with this report.

We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of the shares described in Note 6. The certificates representing the shares of common stock bear a restricted legend providing that they cannot be sold unless pursuant to an effective registration statement or an exemption from registration.  We did not pay any underwriting discounts or sales commissions in connection with the issuance of these shares.

ITEM 6.   EXHIBITS

(b)	Exhibits

3.1.1	Articles of Incorporation(1)
3.1.2	Amendment to Articles of Incorporation(2)
3.2	Bylaws(3)
4.0	Form of Convertible Note – October 30, 2013(5)
4.1	Form of Convertible Note – June 12, 2014(6)
10.1	Agreement of Purchase and Sale between Devon Canada and EFL Overseas, Inc.(4)
10.2	Share Purchase Agreement between Nahanni Energy et.al and EFL Overseas, Inc. (4)
10.3	Kotaneelee Closing Agreement between Devon Canada and EFL Overseas, Inc. (4)
10.4	Settlement Agreement effective January 5, 2015(7)
14.1	Code of Ethics for Principal Executive and Senior Financial Officers(4)
21.1	As of May 31, 2015, we had four consolidated subsidiaries;
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

EFLO ENERGY, INC.

Dated: July 21, 2015	BY:	/s/ Al Conrad Kerr Jr.
Al Conrad Kerr Jr.,
Principal Executive Officer

	BY:	/s/ Matthew Anderson
Matthew Anderson,
Principal Financial and Accounting Officer